Form 10-Q
period 2013-12-31
Arkadia International
filed 2014-01-24
CIK 1581545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-190067

Arkadia International

(Exact name of Registrant as specified in its charter)

Nevada	46-2093679
(State of incorporation)	(IRS Employer ID Number)

5348 Vegas Drive, # 1107 Las Vegas, Nevada 89108

(Address of principal executive offices)

(619)-507-5806

(Registrant’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

As of December 31, 2013 there were 7,500,000 shares of common stock, par value $0.001 per share outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

F-1

ARKADIA INTERNATIONAL (A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AT DECEMBER 31, 2013 AND JUNE 30, 2013

	December 31,	June 30,
	2013	2013
ASSETS
Current assets:
Cash and cash equivalents	$85,801	$59,646
Total assets	$85,801	$59,646
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Net Increase in Current Liabilities
Due to related party	-	10,700
Total liabilities	-	10,700
Stockholders’ equity:
Common stock, $0.001 par value, 75,000,000 shares authorized, 7,500,000 shares issued and outstanding	96,996	96,996
Additional paid-in capital	-	-
Deficit accumulated during the development stage	(29,395)	-
Net Income	18,200	(48,050)
Total liabilities and stockholders' equity	$85,801	$59,646

The accompanying notes are an integral part of these unaudited financial statements.

F-2

ARKADIA INTERNATIONAL (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2013 AND FOR THE PERIOD FROM FEBRUARY 21, 2013 (INCEPTION) to DECEMBER 31, 2013

	For the Six Months Ended December 31, 2013	Period from February 21, 2013 (Inception) to December 31, 2013
Revenue	$272,156	$484,146
Less Cost of Goods Sold
Autos & Parts	$121,732	$290,634
Hockey Equipment	43,654	43,654
Title and Registration	550	550
Shipping	37,808	94,846
Sales Commissions	2,500	2,500
Total Cost of Goods	206,244	432,184
Gross Profit	65,912	98,666
Less Operating expenses:
Contract Service	0	69,501
General and administrative	0	1,343
Insurance	0	4,970
Professional fees	28,725	32,725
Service and Bank fees	332	1,322
Total operating expenses	29,057	109,861
Net profit (loss) from operations before income taxes	$36,855	$(11,195)
Net profit (Loss)	36,855	(11,195)
Basic and diluted loss per share	$(0.00)	(0.00)
Shares outstanding	7,500,000	7,500,00

The accompanying notes are an integral part of these unaudited financial statements.

F-3

ARKADIA INTERNATIONAL (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY
FROM FEBRUARY 21, 2013 (INCEPTION) TO DECEMBER 31, 2013

	Common Stock, $0.001 Par Value		Additional Paid - in	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity
Balance, February 21, 2013 (Inception)	-	$-	$-	$-	$-
Sale of common stock	549,900	550	26,945	-	27,495
Share - based compensation	6,950,100	6,950	62,551	-	69,501
Net income (loss)	-	-	-	-	(48,050)
Balance, June 30, 2012	7,500,000	$7,500	$89,496	$(48,050)	$48,946
Net income (loss)	-	-	-	18,655	18,655
Balance, September 30, 2013	7,500,000	$7,500	$89,496	$(29,395)	$67,601
Net income	-	-	-	18,200	18,200
Balance, December 31, 2013	7,500,000	$7,500	$89,496	$(11,195)	$85,801

The accompanying notes are an integral part of these unaudited financial statements.

F-4

ARKADIA INTERNATIONAL (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED DECEMBER 31, 2013 AND FOR THE PERIOD FROM FEBRUARY 21, 2013 (INCEPTION) to DECEMBER 31, 2013

	Six Months Ended	February 21, 2013
	December 31,	to December 31,
	2013	2013
Cash flows from operating activities:
Net income (loss)	$36,855	$(11,195)
Payment of loan	(10,700)	-
Net increase in Capital Stock:
Proceeds from Sale of Common Stock:	-	96,996
Net increase in Current Liabilities:
Net increase in cash	26,155	85,801
Cash and cash equivalents, beginning of period	59,646	-
Cash and cash equivalents, end of period	$85,801	$85,801

The accompanying notes are an integral part of these unaudited financial statements.

F-5

ARKADIA INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Arkadia International, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on February 21, 2013 the primary operations of the business will be the acquisition of in demand equipment, cars, goods with the intent to resale these in US territory or export to overseas countries.

The Company provides this service for individuals, retail customers as well as companies The Company is a development-stage enterprise company and its planned principal activities are to provide export cars and parts out of US territory.

As a development-stage, the Company had limited operating revenues through December 31, 2013. Recorded revenues were generated from customers’ payments and commissions earned through contracted services.

The Company is currently devoting substantially all of its present efforts to securing and establishing a new business.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements have been prepared to comply with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a June 30 fiscal year end.

Revenue recognition

The Company considered recognizes its revenue on the accrual basis, which considers revenue to be earned when the services have been performed. Revenues are recognized when the risks and rewards of ownership have passed to the customer, based on the terms of sale. We considered gross revenue as a principal. Our revenue includes the amounts related to the sale of cars and commissions earned.

In accordance with ASC 605-45, the following indicators may support recording revenue on a gross basis:

The company is the primary responsible in the arrangement.

When we sell cars to our customers, there are contracts between our customers and us. Here are no other a separate contracts between our customers and shipping company, or between our customers and third-party service providers. Our customer is not a party to our contract with the third-party service provider or our contract with shipping company. Even though the shipping company is responsible for delivery containers for our customers in real we also act as a guarantor and responsible for delivery.

Our costumers are not involved in the communication between us and shipping company or third-party service providers. As discussed in greater detail in our prior response, we could be held contractually obligated to perform the services.

The company has general inventory risk—before customer order is placed or upon customer return.

We do not place an order for shipping company or third-party services until after our customer places an order with us and, generally, we do not accept returns of these arrangements. As a result, we have no inventory risk. This factor indicated that we should report revenue on a gross basis.

F-6

The company has the freedom to determine the selling price.

We have discretion in establishing the sales price in these arrangements, which indicated that we should report revenue on a gross basis.

The risk of non payment.

When a customer places an order that include involving third-party services provider we collect payments upfront for cover our expenses. This is an indicator that revenue for the sale of other services should be reported on a gross basis.

Participation in the selection and determining the proper vehicle for the costumers needs.

All the time we are not only take orders but also assistance in selecting cars, advise and find the best option for our costumers. This involvement suggested that we should report revenue on a gross basis.

Physical loss after customer order or during shipping.

We concluded that this indicator was not applicable to the third-party services.

Credit risk.

We don’t have the credit risk because we collect payments before shipping which indicated that we should report revenue on a gross basis.

Given the above we considerate recording revenue at gross. That means that we record all of the revenue from a sale transaction on our Statement of Operations.

Cash equivalents

The Company considers all highly liquid instruments and tries to work on a prepaid purchased with maturity of three months or less from the time of purchase to be cash equivalents. The Company's bank accounts are deposited in insured institutions.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settle.

NOTE 3 – COMMON STOCK ISSUED FOR SERVICES

The Company reflects certain non-cash charges associated with common stock issued and rendered for services to the Company’s founders $69,501.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents approximate their fair values due to their short-term nature.

NOTE 5 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at a Wells Fargo financial institution. The balance, at any given time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits of $250,000 per institution. The Company’s cash balances at December 31, 2013 were within FDIC insured limits.

F-7

NOTE 6 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of its business. The Company is not currently a party to any material legal proceedings, nor is the Company aware of any other pending or threatened litigation that would have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

NOTE 7 – STOCKHOLDERS’ EQUITY

From the Company’s inception on February 21, 2013 through December 31, 2013, the Company has issued 7,500,000 shares of common stock, inclusive of 6,950,100 shares issued to the Company founders .The financial statements include a non-cash compensation charge of $69,501 representing the difference between the market price of the shares and the price paid by the founders.

F-8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Form 10-Q, references to the Company,” “we,” “our” or “us” refer to Arkadia International a Nevada Corporation unless the context otherwise indicates.

Cautionary Statement

The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 2013 and the financial statements for the period February 21,2013(Inception) to December 31, 2013 included herein. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

This discussion contains forward-looking statements, based on current expectations with respect to future events and financial performance and operating results, which statements are subject to risks and uncertainties, including but not limited to those discussed below and elsewhere in this Prospectus that could cause actual results to differ from the results contemplated by these forward looking statements. We urge you to carefully consider the information set forth in this Prospectus under the heading “Note Regarding Forward Looking Statements” and “Risk Factors”.

General discussion

We are a development stage entity incorporated in the State of Nevada on February 21, 2013. We are in the business of providing export-import service such as: auto industry products, vehicles and special equipment (as a car lifts) including auto parts, tires as well. Also we provide through our costumers deliver the selected products to the shipping company for delivery to the buyer.

Readers are referred to the cautionary statement, which addresses forward-looking statements made by us.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

For a description of such risks and uncertainties, refer to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 8, 2013, and declared effective on November 20, 2013. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Business Overview

We are an early stage development business with limited revenue generating options .We are currently focused on expanding our network of new customers, shipping companies and transportation services providers.

3

Results of Operations For the three months ending December 31,2013 compared to the three months ending September 30, 2013 and six month ended December 31,2013

Revenues

Since our February 21, 2013 inception through December 31, 2013, we generated revenues of $484,146.   We generated revenues of $169,381 and $102,775 for the three-month periods ending September 30, 2013 and December 31, 2013, respectively.

Total operating expenses

During the three-month periods ending December 31,2013 and September 30,2013, total operating expenses were $18,840 and $10,217. From our February 21, 2013 inception through December 31,2013, our operating expenses were $109,861.  The increases in the operating expenses between the periods ending December 31, 2013 and September 30, 2013 were primarily the result of increased Professional Fees of 18,750.

Net Profit/Loss

During the three-month periods ending December 31, 2013 and September 30, 2013, we had a net profit of $18,200 and $18,655 respectively.

Going Concern Consideration

Our financial statements for the six months ending December 31, 2013 indicated that our capital resources were sufficient to sustain operations. Our last six months reflect our profit and our capital resources are increased.

Liquidity and Capital Resources

As of December 31, 2013 and September 30, 2013, we had cash of $85,801 and $67,601 respectively. Cash provided by financing activities for the three-month periods ending December 31, 2013 and September 30, 2013.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 240.15d-15 that occurred during the Company’s last fiscal quarter that has \ materially affected, or is reasonable likely to materially affect, the Company internal control over financial reporting.

4

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

There are no pending legal proceedings in which we are a party or in which any of our directors, officers or affiliates, any owner of record or beneficiary of more than 5% of any class of our voting securities is a party adverse to us or has a material interest adverse to us. Our property is not the subject of any pending legal proceedings.

Item 1A. Risk Factors

Because we are classified as a Smaller Reporting Company under the federal securities laws, we are not required to include risk factors in this Form 10-Q; however, please note risk factors included in our S-1 Registration Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue unregistered securities during the quarter ending December 31, 2013.

Purchases of equity securities by the issuer and affiliated purchasers

During the quarter ending December 31, 2013, there were no purchases of equity securities by us or affiliated purchasers.

Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

We have no senior securities outstanding.

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of our security holders during the quarter ending December 31, 2013.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d14(a) Certifications of Vladimir Shekhtman, the President, Chief Executive Officer and Director (attached hereto)
31.2	Rule 13a-14(a)/15d14(a) Certifications of Galina Shekhtman, the Chief Financial Officer (attached hereto)
32.1	Section 1350 Certifications of Vladimir Shekhtman, the President, Chief Executive Officer and Director (attached hereto)
32.2	Section 1350 Certifications of Galina Shekhtman Chief Financial Officer, (attached hereto)

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arkadia International

Date: January 24, 2014	/s/ Vladimir Shekhtman
By: Valdimir Shekhtman
President, CEO

6