Form 10-Q
period 2013-03-31
Arkadia International
filed 2014-04-21
CIK 1581545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes ☐ No ☑

As of March 31, 2014 there were 7,500,000 shares of common stock, par value $0.001 per share outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

F-1

ARKADIA INTERNATIONAL (A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AT MARCH 31, 2014 AND JUNE 30, 2013

	March 31,	June 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$14,766	$59,646
Total assets	$14,766	$59,646
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Net Increase in Current Liabilities
Due to related party	$-	$10,700
Total liabilities	$-	$10,700
Stockholders’ equity:
Common stock, $0.001 par value, 75,000,000 shares authorized, 7,500,000 shares issued and outstanding	$96,996	$96,996
Additional paid-in capital	$-	$-
Deficit accumulated during the development stage	$(11,195)	$-
Net loss from operations before Income tax	$(71,035)	$(48,050)
Total liabilities and stockholders' equity	$14,766	$59,646

The accompanying notes are an integral part of these unaudited financial statements.

F-2

ARKADIA INTERNATIONAL (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED MARCH 31, 2014 AND FOR THE PERIOD FROM FEBRUARY 21, 2013 (INCEPTION) to MARCH 31, 2014

	For the Nine Months Ended March 31, 2014	Period from February 21, 2013 (Inception) to March 31, 2014
Revenue	$317,719	$528,659
Less Cost of Goods Sold
Autos & Parts	$225,443	$348,191
Hockey Equipment	$43,654	$43,654
Title and Registration	$550	$550
Shipping	$46,608	$103,646
Sales Commissions	$2,500	$2,500
Total Cost of Goods	$318,755	$498,541
Gross Profit (loss)	$(1,036)	$30,118
Less Operating expenses:
Contract Service	$0	$69,501
General and administrative	$215	$615
Insurance	$0	$4,970
Professional fees	$32,536	$36,536
Service and Bank fees	$394	$727
Total operating expenses	$33,144	$112,348
Net profit (loss) from operations before income taxes	$(34,180)	$(82,230)
Net profit (Loss)	$(34,180)	$(82,230)
Basic and diluted loss per share	$(0.00)	$(0.00)
Shares outstanding	7,500,000	7,500,00

The accompanying notes are an integral part of these unaudited financial statements.

F-3

ARKADIA INTERNATIONAL (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY
FROM FEBRUARY 21, 2013 (INCEPTION) TO MARCH 31, 2014

	Common Stock, $0.001 Par Value		Additional Paid - in	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity
Balance, February 21, 2013 (Inception)	-	$-	$-	$-	$-
Sale of common stock	549,900	$550	$26,945	$-	$27,495
Share - based compensation	6,950,100	$6,950	$62,551	$-	$69,501
Net income (loss)	-	$-	$-	$-	$(48,050)
Balance, June 30, 2013	7,500,000	$7,500	$89,496	$(48,050)	$48,946
Net income (loss)	-	$-	$-	$18,655	$18,655
Balance, September 30, 2013	7,500,000	$7,500	$89,496	$(29,395)	$67,601
Net income (loss)	-	$-	$-	$18,200	$18,200
Balance, December 31, 2013	7,500,000	$7,500	$89,496	$(11,195)	$85,801
Net income (loss)	-	$-	$-	$(71,035)	$(71,035)
Balance, March 31, 2014	7,500,000	$7,500	$89,496	$(82,230)	$14,766

The accompanying notes are an integral part of these unaudited financial statements.

F-4

ARKADIA INTERNATIONAL (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED MARCH 31, 2014 AND FOR THE PERIOD FROM FEBRUARY 21, 2013 (INCEPTION) to MARCH 31, 2014

	Nine Months Ended	February 21, 2013
	March 31,	to March 31,
	2014	2014
Cash flows from operating activities:
Net income (loss)	$(34,180)	$(82,230)
Payment of loan	$(10,700)	$-
Net increase in Capital Stock:
Proceeds from Sale of Common Stock:	$-	$96,996
Net increase in Current Liabilities:
Net increase in cash	$(44,880)	$14,766
Cash and cash equivalents, beginning of period	$59,646	$-
Cash and cash equivalents, end of period	$14,766	$14,766

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

As a development-stage, the Company had limited operating revenues through March 31, 2014. Recorded revenues were generated from customers’ payments and commissions earned through contracted services.

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

NOTE 5 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at a Citibank financial institution. The balance, at any given time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits of $250,000 per institution. The Company’s cash balances at March 31, 2014 were within FDIC insured limits.

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

NOTE 7 – STOCKHOLDERS’ EQUITY

From the Company’s inception on February 21, 2013 through March 31, 2014, the Company has issued 7,500,000 shares of common stock, inclusive of 6,950,100 shares issued to the Company founders .The financial statements include a non-cash compensation charge of $69,501 representing the difference between the market price of the shares and the price paid by the founders.

F-8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Form 10-Q, references to the Company,” “we,” “our” or “us” refer to Arkadia International a Nevada Corporation unless the context otherwise indicates.

Cautionary Statement

The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 2013 and the financial statements for the period February 21,2013(Inception) to March 31, 2014 included herein. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

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

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements, which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Results of Operations For the three months ending March 31, 2014 compared to the three months ending December 31, 2013 and nine month ended March 31, 2014.

Revenues

Since our February 21, 2013 inception through March 31, 2014, we generated revenues of $528,258.   We generated revenues of $45,162 for the three-month periods ending March 31, 2014; we generated revenues of $102,775 for the three-month periods ending December 31, 2013 and $317,318 for the nine-month periods ending March 31, 2014, respectively.

Total operating expenses

During the three-month periods ending March 31,2014 and December 31,2013, total operating expenses were $4,087 and $18,840. From our February 21, 2013 inception through March 31,2014, our operating expenses were $111,947.  The decreases in the operating expenses between the periods ending March 31, 2014 and December 31, 2013 were primarily the result of decreased Professional Fees of $3,810.

Net Profit/Loss

During the three-month periods ending March 31, 2014 and December 31, 2013, we had a net loss of $(71,435) and $18,200 net profit respectively.

Going Concern Consideration

Our financial statements for the nine months ending March 31, 2014 indicated that our capital resources were decreases. Our last nine months operations reflect our significant loss.

Liquidity and Capital Resources

As of March 31, 2014 and December 31, 2013, we had cash of $ 14,766 and $85,801 respectively. Cash provided by financing activities for the three-month periods ending March 31, 2014 and December 31, 2013.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 240.15d-15 that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company internal control over financial reporting.

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

We did not issue unregistered securities during the quarter ending March 31, 2014.

Purchases of equity securities by the issuer and affiliated purchasers

During the quarter ending March 31, 2014, there were no purchases of equity securities by us or affiliated purchasers .

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

Arkadia International

Dated: April 21, 2014	By: /s/ Vladimir Shekhtman
Vladimir Shekhtman
President and Chief Executive Officer

6