Form 10-K
period 2014-06-30
Arkadia International
filed 2014-08-08
CIK 1581545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes☐ No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed fiscal quarter is $.25 per share which was the last price at which the common equity purchased by non-affiliates was last sold at the end of the last fiscal quarter.

As of June 30, 2014, there were 7,500,000 shares of common stock, par value $0.001 per share outstanding.

TABLE OF CONTENTS

		Page
	PART I
Item 1	Business	2-7
Item 1A	Risk Factors	8
Item 1B	Unresolved Staff Comments	8
Item 2	Properties	8
Item 3	Legal Proceedings	8
Item 4	Submissions of matters to a vote of security holders	8
	PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	9
Item 6	Selected Financial Data	9
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operation	10-11
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	12
Item 8	Financial Statements and Supplementary Data	F1-F9
Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	22
Item 9A	Controls and Procedures	22
Item 9A(T)	Other Information	22
Item 9B	Other Information	22

	PART III
Item 10	Directors, Executive Officers and Corporate Governance	23-24
Item 11	Executive Compensation	24
Item 12	Security Ownership of Certain Beneficial Owners and Management	24-25
Item 13	Certain Relationships and Related Transactions, and Director Independence	25
Item 14	Principal Accountant Fees and Services	25-26

	PART IV
Item 15	Exhibits and Financial Statement Schedules	27
SIGNATURES		28

PART I

Item 1 Business

Overview of Our Export business

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Registrant,” “we,” “our,” “us,” or “Arkadia International”, unless the context otherwise indicates.

We have developed our business plan, as follows:

  Search for potential buyers in and out of the US;
  Communications with auto dealers and private sellers;
  Search and locating potential auto dealer sell companies in other countries to increase sales;
  Development of the Company’s office and warehouse location; and
  Capital to purchase the initial inventories of the business.

Our operations are primarily directed by our President and Chief Executive Officer Vladimir Shekhtman, who devotes his full time to our business and secondarily by our Chief Financial Officer, Galina Shekhtman, who also devotes her full time to our business.

We are currently focused on expanding our network of new customers, shipping companies and transportation services providers.

From June 2013 to June 2014, we:

·	developed our business plan;

·	located potential new buyers;

·	continue work with our existing customers;

· ·	conducted due diligence procedures to new sell companies that working in auto industry; online searches on public databases to find available inf. about the potential buyers ;

· ·	created categories and subcategories to organize the car buyers and parts buyers ; extended business aria.

From June 2013, we continue to work with the following agreements:

·	With Irina Mysnikova, who is self-employed in Russia and is engaged in the business-buying cars, auto parts and other equipment from the United States. Under the agreement, we agreed to find, buy and deliver items specified by Ms. Mysnikova.

·	With Dmitry Tkachenko, who is self-employed in Russia and engaged in the business-buying cars, auto parts and other equipment from the United States. Under the agreement, we agreed to find, buy and deliver items specified by Mr. Tkachenko.

·

With Denis Permyakov, who is self-employed in Russia and who is engaged in the business-buying cars, auto parts and other equipment from the United States. Under the agreement, we agreed to find, buy and deliver items specified by Mr. Permyakov.

Third-party Service provider

Alless Coach

With Alless Coach California LLC (“Alless Coach”), under which Alless Coach will provide services for tuning and upgrade cars at our request.

Arkadia International will assist in finding buyers for Alless Coach and assist with shipping.

Shipping company

General Container Line

In April With General Container Line, California company: for export our freight from USA to other country. Also we use this com company as a transportation provider to delivery bought cars in to the port.

Our Services

As for today we continue shipment cars and auto-parts for foreign customers: We delivered containers to foreign customers through our shipping company General Container Line. The shipment consisted of delivery of new, used cars and auto-parts from multiple locations in the United States to Long Beach, California before shipping. The final destinations for deliveries were Vladivostok, Russia and Europe.

Step-by-step our business works as described below:

1.In a beginning we got request from foreign customers with explanations what kind of car, color, options they want to buy.

2. We research what they need and tell them somewhere about price.

3. If they are agree about it we get downpayment around 50%.

4.After that ,we communicate with seller and buy the car.

5.Colling the transportation company, place an order with address and delivery schedule . The transportation company tell us about their price for the service.

6.In same time we communicate with shipping company and receive price for delivery to final distanation.

Our Transportation Providers

We are not straight dependent on our transportation provider. We select transportation providers based on their ability to effectively serve our customers with respect to price, technology capabilities, geographic coverage and quality of service. We currently maintain quality control procedures by obtaining documentation to ensure that transportation provider is properly licensed and insured, and have an adequate safety rating.

General Container line was our Transportation provider. We selected this company as the transportation provider for shipments based upon their ability to pick up the cargo from various pick up locations, prices charged as well as their ability to provide the size and type of vehicle required on the delivery date required by our customers.

Also they provide additional packing protection within the transporting vehicle to protect the cargo from any damage to certain of the auto parts which could otherwise be damaged if not packed securely with padding and offered the best shipping rates for the shipment.

Our Foreign Customers

We offer our service to business owners and private people in different countries in auto industry who require to purchase cars, parts, spare parts, tires and repair tools. For now we concentrated on the auto industry and obtained customers that want to buy cars and parts from us.

We enter into contracts with our customers generally with a three-year term, to export cars from US territory. We presently have contracts with three customers: Irina Mysnikova, Dmitriy Tkachenko and Denis Permyakov. All of which are described under the Material Contracts below. We generate revenues as a 10% mark up fees from the final price.

We do not sell automobiles, special equipment, automobile parts or repair tools in the open market, but only by request from a customer. We are only an intermediary company. The terms and conditions, which govern a typical customer, shipping or logistical arrangement, are as follows.  In the case of a prospective customer who desires to purchase an item merely specifies what item he or she is seeking.  Then we locate the item, inform the prospective customer of the cost of purchase and transport of the item to the prospective customer.  Finally, we handle all acts required to deliver, through arrangements we will make with our third-part transportation and shipping providers, the item to the destination requested by the customer. In the case of a prospective customer who desires to sell an item merely specifies what item he or she is selling.  Then we then inform the prospective customer of the cost to transport of the item to the prospective destination.  We handle all acts required to deliver, through arrangements we will make with our third-part transportation and shipping providers, the item to the destination requested by the customer.  Finally, we handle all acts required to sell the item on behalf of the prospective customer.

Dependence Upon One or a Few Customers

We currently have agreements only with 3 customers and dependent upon these 3 customers. Also we are working with other foreign buyers as well.

Pricing

Up to the date we have charged pricing fees equal to 10% of (i) the purchase price or sale price of an item and/or (ii) the transportation and shipment cost of an item. It is our hope to receive those pricing fees in the next year also, but there is no guarantee that we will be able to obtain such fees.

For the period from June 30, 2013 to June 30, 2014 we generate revenues from our foreign customers by adding a 10% mark-up fee to the cost of the products. Other words, we generate fees based on a percentage of 10% of the cost of purchase and our expenses.

Material Agreements

Customers

Mysnikova Irina

We entered into a non-exclusive agreement with Irina Mysnikova, who is self-employed in Russia and is engaged in the business-buying cars, auto parts and other equipment from the United States. Under the agreement, we agreed to find, buy and deliver items specified by Ms. Mysnikova. Mysnikova Irina is required to pay for our services within 10 days after receiving the invoice. We generated 10% fees for our services .The term of the agreement is three years.

Tkachenko Dmitry

We entered into a non-exclusive agreement with Dmitry Tkachenko, who is self-employed in Russia and engaged in the business-buying cars, auto parts and other equipment from the United States. Under the agreement, we agreed to find, buy and deliver items specified by Mr. Tkachenko. Dmitry Tkachenko required to pay for our services within 10 days after receiving the invoice. We generated 10% fees for our services .The term of the agreement is three years.

Permyakov Denis

We entered into a non-exclusive agreement with Denis Permyakov, who is self-employed in Russia and who is engaged in the business-buying cars, auto parts and other equipment from the United States. Under the agreement, we agreed to find, buy and deliver - items specified by Mr. Permyakov. Denis Permyakov required to pay for our services within 10 days after receiving the invoice. We generated 10% fees for our services. The term of the agreement is three years.

Third-party Service provider

Alless Coach

We have agreement with Alless Coach California LLC (“Alless Coach”), under which Alless Coach will provide services for tuning and upgrade cars at our request. Arkadia International will assist in finding buyers for Alless Coach and assist with shipping.

The Agreement has a term of three year.

Shipping company

General Container Line

We have agreement with General Container Line, California company the Shipping provider: for export our freight from USA to other country. Also we use this company as a transportation provider to delivery bought cars in the port.

Forward-Looking Statements

We have made statements in this Prospectus, including under “Prospectus Summary,” “Risk Factors,” Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Description of Business” and elsewhere that constitute forward-looking statements. Forward-looking statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “we believe,” “we intend,” “may,” “should,” “will,” “could” and similar expressions denoting uncertainty or an action that may, will or is expected to occur in the future. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements.

Examples of forward-looking statements include:

•	the timing of the development of future services ;
•	projections of revenue, earnings, capital structure and other financial items;
•	statements of our plans and objectives;
•	statements regarding the capabilities of our business operations;

•	statements of expected future economic performance;
•	statements regarding competition in our market; and
•	assumptions underlying statements regarding our business or us.

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under the heading “Risk Factors” above. Many factors could cause our actual results to differ materially from the forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and, except as required by law; we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. However, the Private Securities Litigation Reform Act of 1995 is unavailable to us as a non-reporting issuer. Further, Section 27A(b)(2)(D) of the Securities Act and Section 21E(b)(2)(D) of the Securities Exchange Act expressly state that the safe harbor for forward looking statements does not apply to statements made in connection with an initial public offering. Because we are a penny stock we will not have the benefit of this safe harbor protection in the event of any claim that the disclosures provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

Corporate Background

We were incorporated under the laws of the State of Nevada on February 21, 2013 the primary operations of the business will be the acquisition of in demand equipment, cars, goods with the intent to resale these in US territory or export to overseas countries.

The Company provides this service for individuals, retail customers as well as companies The Company is a development-stage enterprise company and its planned principal activities are to provide export cars and parts out of US territory.

As a development-stage, the Company had limited operating revenues through June 30, 2014. Recorded revenues were generated from customers’ payments and commissions earned through contracted services.

The Company is currently devoting substantially all of its present efforts to find a new buyers and expanding business arias .

Our Strategy

Export business is one of the barometers of the U.S. economy. Exports of goods and services represent the value of all goods and other market services provided to the rest of the world. They include the value of merchandise, freight, insurance, transport, travel, royalties, license fees, and other services, such as communication, construction, financial, information, business, personal, and government services. It represents around 30 percent of national GDP.

In the period January-June 2014, we can see a significant reduction in export operations in connection with the application of economic sanctions by the U.S. government and the EU towards Russia. Such actions have negative affected on our business and reduced our revenue. We cannot predict how long it will take and what other restrictions will be introduced.

More likely we will lose our customers and we need some time to find new clients.

During the period from February 21, 2013 inception to June 30, 2014, the Company was incorporated, structured business, issued common stock for stock subscription agreements, and commenced a capital formation activity to affect a Registration Statement on Form S-1 with the SEC to raise capital. The Registration Statement on Form S-1 was filed with the SEC on July 22, 2013, and declared effective on November 20, 2013. On December 16, 2013, the Company got registration from FINRA for outstanding shares of common stock.

Dependence of cost

Final cost of export cars is also dependent upon the use of diesel fuel that transportation company pay to delivery cars from seller place to the port. The price of diesel fuel can vary and are subject to market factors that are beyond our control. Fuel prices have fluctuated dramatically and quickly at various times during the year.

In addition, governing the top speed of power units helps reduce fuel costs. We advice carrier to install the newly designed roll resistant, and thus more fuel efficient, tires as replacements as needed. We hope that these measures help us reduce transportation expenses and get more profit.

Our Competition and Industry

We will be operating our export-import business on a big competition and our profit will be lower than of companies operating in this market segment. Almost every big city in Russia and other country has car dealer station to sell new or used cars and parts. Their costs and the expenses are lower than our, therefore we indicated this situation as a big competition. Also some people prefer see cars and buy in the same day. Our business suggests prepaying upfront and wait until car will be delivered. We have a risk to loss of buyer or a buyer can prefer other company without prepay structure.

Our competitors consist of other export intermediary companies that operate their own regional or local dealership in destination country.

We ordered, on behalf of our customers, auto industry products, including: vehicles and special equipment (for example car lifts), spare parts, tires, and repair tools. We also delivered through our third-party service providers purchased items to our prospective customers.

We do not sell automobiles, special equipment, automobile parts or repair tools in the open market, but only by request from a customer. We are only an intermediary company.

Our prices are determined on a shipment-by-shipment basis, based upon the size and type of shipment, distance, route, and other individual customer needs. We do not own transportation vehicles or equipment used to transport goods and freight including carload trucks, trucks and/or trailers.

Regulation

We have not any specific regulation in our business however the transportation service providers that we rely upon to transport our customers’ shipments are subject to federal, state and local laws and regulation, including environmental regulation, laws regulating health, product safety and labor practices and additional government regulation that may be enacted in the future. These regulations may negatively impact our ability to develop and market our business and may increase our costs and pricing as well as that of our transportation providers, which would have a direct impact on our potential profitability. Their operations are subject to regulation by the U.S. Department of Transportation (USDOT) and its agency, the Federal Motor Carrier Safety Administration, and certain business is also subject to state rules and regulations. These agencies exercise broad powers over their transportation business, generally governing such activities as authorization to engage in motor carrier operations, safety and insurance requirements.

Other Opportunities

Current management is exploring other opportunities for the company, including, but not limited to, licensing, acquisitions, mergers, and/or joint ventures.

Employees

As on June 30, 2014 Arkadia International has two officers and directors that working in the beginning continue to serve.

Our Chief Executive Officer, Vladimir Shekhtman, who works full time on our business and our Chief Financial Officer, Galina Shekhtman, who is also our Chief Executive Officer’s wife, who also works full time on our business.

Item 1A Risk Factors

Smaller reporting companies are not required to provide the information called for by this Item 1A.

You should carefully consider the risks described below as well as other information provided to you in this document.

All risks have been described in form S1 that was effect on November 20, 2013

RISKS RELATING TO OUR COMPANY

We make contracts with transportation companies only if they have retains liability insurance for each general liability claim up to $1,000,000, and up to $250,000 for each cargo claim.

Item 1B Unresolved Staff Comments

None

Item 2 Properties

Our business address is: 5348 Vegas Drive, # 1107, Las Vegas, Nevada 89108, and our telephone number is 619-507-5806.

We believe that this space is adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities, or other forms of property.

Item 3 Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any Director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

ITEM 4 SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matters to our stockholders for action or approval during the last quarter of our fiscal year.

PART II

Item 5 Markets for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been eligible to be traded on the Over-The-Counter Bulletin Board since December 16, 2013 under the ticker symbol ARKI. There has been no active trading in the Company's securities prior to the fourth quarter of 2014 there had been no bid or ask prices quoted. On 02.11.2014 we had trading 16,000 shares for 0.25

	High	Low
For the year ended June 30, 2014	$0.25	$0.25

Holders

As of June 30, 2014, there were 7,500,000 common shares issued and outstanding, which were held by 41 stockholders of record.

Dividends

We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Equity Compensation Plans

We do not have any equity compensation plans.

Transfer Agent.

Our transfer agent is Globex Transfer, LLC, 780 Deltona Blvd., Suite 202, Deltona, Florida 32725, which is a registered transfer agent with the Securities and Exchange Commission.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended June 30, 2014.

Item 6 Selected Financial Data.

A smaller reporting company is not required to provide the information required by this Item 6.

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section of this Report discusses our results of operations, liquidity and financial condition, and certain factors that may affect our future results. You should read this MD&A in conjunction with our financial statements and accompanying notes included in this Report. This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under “Risk Factors” on elsewhere in this Report.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Exchange Act Rule 15d–15(f) “as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.” Because of inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

You should read the following information in conjunction with our financial statements and related notes contained elsewhere in this report. You should consider the risks and difficulties frequently encountered by early-stage companies, particularly those engaged in new and rapidly evolving markets and technologies. Our limited operating history provides only a limited historical basis to assess the impact that critical accounting policies may have on our business and our financial performance.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Results of Operations

The following table presents and compares the some results of our operations for the period for the year ended June 30, 2014 and June 30, 2013.

	For the Year Ended June 30, 2014	For the Year Ended June 30, 2013
Revenue	$325,819	$211,540
Total Cost of Goods	$328,441	$179,776
Gross Profit (loss)	$(2,622)	$31,764
Total operating expenses	$37,110	$79,814
Net profit (Loss)	$(39,732)	$(48,050)
Shares outstanding	7,500,000	7,500,00

Seasonality and force majeure

Typically, revenue generally decreases as customers reduce shipments during the winter holiday season and summer vacation time. At the same time, operating expenses were also decreased.

In the period January-June 2014, we can see a significant reduction of our revenue in connection with the application of economic sanctions by the U.S. government and the EU towards Russia. Such actions have negative affected on our business and reduced our revenue.

For the reasons stated, our fiscal fourth quarter results have has been lower than results in each of the other three quarters of the fiscal year.

Revenues

For the year ended June 30 2013 we have generated revenues $211,540 and for year ended June 30, 2014 we have generated revenues 325,819.

Operating Expenses

Our total operating expenses decreased to $37,110 for the fiscal year ended June 30, 2014, as compared to $79,814 for the fiscal year ended June 30, 2013. These changes reflect reduce export shipments.

Our large expenses were: Auto&Parts, Hockey Equipment and Professional expense.

We reduced operating expenses during fiscal year, but significant expenses related to noncash compensation resulted in increased overall expenses and operating losses. We believe a reduction in these noncash expenses and the results of the results of cost reduction efforts will be reflected in the future. However it is possible for us to reduce the professional expenses because we have complete registration and preparatory stages.

The Professional expenses were primarily the result of fees for consulting, legal, EDGAR, professional accounting associated with fulfilling the Company’s SEC reporting requirements.

Results of Operations

As of June 30, 2014, and 2013, the Company had $ 9,214 and $59,646 in cash, respectively. We believe that such funds will not be sufficient to effectuate our plans with respect the Company’s business over the next twelve months. We will need to seek additional capital for the purpose of financing our marketing efforts.

Net profit

During the fiscal year ended June 30, 2014, the net loss was $39,732 and for the year ended June 30, 2013 $48,050 respectively.

There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Lack of Insurance

The Company currently has no insurance in force for its office facilities and operations and it cannot be certain that it can cover the risks associated with such lack of insurance or that it will be able to obtain and/or maintain insurance to cover these risks at economically feasible premiums.

Going Concern Consideration

While management of the Company believes that the Company will be successful in its planned operating activities, there can be no assurance that the Company will be successful in the development this business or services that will generate sufficient revenues to earn a profit and sustain the operations of the Company. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating expense since inception, had small working capital as of June 30, 2014 and the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Recently issued accounting pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.

The Company has adopted all recently issued accounting pronouncements, as disclosed in our financial statement footnotes.

Item 7A Quantitative and Qualitative Disclosures about Market Risk.

A smaller reporting company is not required to provide the information required by this item.

Item 8 Financial Statements

TABLE OF CONTENTS

y

F-1

Report of Independent Registered Public Accounting Firm

Thomas A. Ralston

Certified Public Accountant

41874 Sixth Street Phone: 951-296-9030

Temecula, California 92590 Fax: 951-296-9033

Email: tomralstoncpa@yahoo.com

INDEPENDENT AUDITOR’S REPORT

Board of Directors

Arkadia International, Inc.

We have audited the accompanying balance sheets of Arkadia International as of June 30, 2014 and 2013, and the related statements of operations, stockholder’s equity and cash flows for the year ended June 30, 2014, and for the year ended June 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arkadia International of June 30, 2014 and the results of its operations and its cash flows for the year ended, in conformity with accounting principles generally accepted in the United States of America.

Thomas A. Ralston, CPA

July 17, 2014

F-2

ARKADIA INTERNATIONAL (A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AT JUNE 30, 2014 AND JUNE 30, 2013

	June 30,	June 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$9,214	$59,646
Total assets	$9,214	$59,646
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Net increase in Current Liabilities	$-	$10,700
Stockholders’ equity:
Common stock, $0.001 par value, 75,000,000 shares authorized, 7,500,000 shares issued and outstanding	$96,996	$96,996
Deficit accumulated during the development stage	$(82,230)	$-
Net loss from operations before Income tax	$(5,552)	$(48,050)
Total liabilities and stockholders' equity	$9,214	$59,646

The accompanying notes are an integral part of these audited financial statements.

F-3

ARKADIA INTERNATIONAL (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2014 AND JUNE 30, 2013

	For the Year Ended June 30, 2014	For the Year Ended June 30, 2013
Revenue	$325,819	$211,540
Less Cost of Goods Sold
Autos & Parts	$235,129	$122,738
Hockey Equipment	$43,654	$-
Title and Registration	$550	$-
Shipping	$46,608	$57,038
Sales Commissions	$2,500	$-
Total Cost of Goods	$328,441	$179,776
Gross Profit (loss)	$(2,622)	$31,764
Less Operating expenses:
Contract Service	$0	$69,501
General and administrative	$215	$1,343
Insurance	$0	$4,970
Professional fees	$36,368	$4,000
Service and Bank fees	$510	$-
Total operating expenses	$37,110	$79,814
Net profit (loss) from operations before income taxes	$(39,732)	$(48,050)
Net profit (Loss)	$(39,732)	$(48,050)
Basic and diluted loss per share	$(0.004)	$(0.01)
Shares outstanding	7,500,000	7,500,00

The accompanying notes are an integral part of these audited financial statements.

F-4

ARKADIA INTERNATIONAL (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2014 AND JUNE 30, 2013

	Common Stock, $0.001 Par Value		Additional Paid - in	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity
Balance, February 21, 2013 (Inception)	-	$-	$-	$-	$-
Sale of common stock	549,900	$550	$26,945	$-	$27,495
Share - based compensation	6,950,100	$6,950	$62,551	$-	$69,501
Net income (loss)	-	$-	$-	$-	$(48,050)
Balance, June 30, 2013	7,500,000	$7,500	$89,496	$(48,050)	$48,946
Net income (loss)	-	$-	$-	$(39,732)	$(39,732)
Balance, June 30, 2014	7,500,000	$7,500	$89,496	$(87,782)	$9,214

The accompanying notes are an integral part of these audited financial statements.

F-5

ARKADIA INTERNATIONAL (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED JUNE 30, 2014 AND JUNE 30, 2013

	For the Year Ended	For the Year Ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net income (loss)	$(39,732)	$(48,050)
Payment of loan	$(10,700)	$-
Net increase in Capital Stock:	$-	$69,501
Proceeds from Sale of Common Stock:	$-	$27,495
Net increase in Current Liabilities:	$-	$10,700
Net increase in cash	$(50,432)	$59,646
Cash and cash equivalents, beginning of period	$59,646	$-
Cash and cash equivalents, end of period	$9,214	$59,646

The accompanying notes are an integral part of these audited financial statements.

F-6

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

As a development-stage, the Company had limited operating revenues through June 30, 2014. Recorded revenues were generated from customers’ payments and commissions earned through contracted services.

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

F-7

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

F-8

The company has the freedom to determine the selling price.

We have discretion in establishing the sales price in these arrangements, which indicated that we should report revenue on a gross basis.

The risk of nonpayment.

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

 NOTE 3 – Common stock issued for services.

The Company reflects certain non-cash charges associated with common stock issued and rendered for services to the Company’s founders $69,501.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents approximate their fair values due to their short-term nature.

F-9

NOTE 5 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at a Wells Fargo financial institution. The balance, at any given time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits of $250,000 per institution. The Company’s cash balances at June 30, 2014 were within FDIC insured limits.

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

NOTE 7 – STOCKHOLDERS’ EQUITY

From the Company’s inception on February 21, 2013 through June 30, 2014, the Company has issued 7,500,000 shares of common stock, inclusive of 6,950,100 shares issued to the Company founders .The financial statements include a non-cash compensation charge of $69,501 representing the difference between the market price of the shares and the price paid by the founders.

F-9

Item 9 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A Controls and Procedures

As of June 30, 2014, our principal executive and our acting principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, and determined that we do not have any effective disclosure controls and procedures. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  We believe our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls

During the year ended June 30, 2014, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9A (T) Controls and Procedures

See Item 9A

Item 9B Other Information

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter 2014 has been disclosed.

PART III

Item 10 Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding the members of our Board of Directors and our executive officers:

Name	Age	Positions and Offices Held Since February 21, 2013
Vladimir Shekhtman to present )	53	President, Chief Executive Officer, and Director
Galina Shekhtman to present)	52	Chief Financial Officer, Secretary, Treasurer, and Director

Vladimir Shekhtman has been our Chief Executive Officer and a Director since our inception on February 21, 2013. From December 2002 to January 2013 Mr. Shekhtman was self-employed in the export-import industry with respect to the purchase and resale of automobiles, parts, and motorcycles. From May 2001 to November 2002 he was a manager in California Collision Center, located in San Diego, California, where is main duties were to provide repair estimates and manage parts replacement. In 1979, he graduated medical school in Ukraine and received a Medical Degree. Mr. Shekhtman’s experience as a self-employer, and his experience in the export-import industry provide the experience, qualifications, attributes and a skill that we believe qualifies him to be our Director.

Galina Shekhtman

Galina Shekhtman has been our Chief Financial Officer, Secretary, Treasurer and a Director since our inception. From 2003 until January 2013, she was employed as a realtor at Keller Williams Realty, located in San Diego, California. From December 2002 to January 2013, Ms. Shekhtman also provided accounting and finance services for her husband Vladimir Shekhtman’s in the business explained above. In 1985, Ms. Shekhtman received a Master’s Degree in economy from Odessa National Research University.

Galina Shekhtman has experience as a finance accountant and her Master’s Degree provides the experience, qualifications, attributes and skills that we believe qualify her to be our Chief Financial Officer.

Family Relationships and Other Matters

Our Chief Executive Officer and Director, Vladimir Shekhtman and Our Chief Financial Officer and Director, Galina Shekhtman are married to one another.

Each Director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until the successor is elected at the meeting of the Board of Directors and is qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. We believe, based solely on our review of the copies of such forms, that during the fiscal year ended June 30, 2014, all reporting persons complied with all applicable Section 16(a) filing requirements.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company has only two directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past five years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item 11 Executive Compensation

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation

Employment Contracts. We have no employment agreements with any of our Directors or executive officers.

No grants of stock options or stock appreciation rights were made since inception on February 21, 2013.

Long-Term Incentive Plans. As of June 30, 2014, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Since our incorporation on February 21, 2013, no stock options or stock appreciation rights were granted to any of our Directors or executive officers. We have no long-term equity incentive plans.

Outstanding Equity Awards

None of our Directors or executive officers holds options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

Since our incorporation on February 21, 2013 no compensation has been paid to any of our Directors in consideration for their services rendered in their capacity as directors.

Item 12 Security Ownership of Certain Beneficial Owners and Management

The following tables set forth the ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding voting securities, our directors, our executive officers, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security.

A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

Title of class	Name of Security Holder:	Amount Beneficial Ownership	Direct Ownership		Indirect Ownership	Percent of class
Common Stock	Vladimir Shekhtman President and Chief Executive Officer, and Director	3,475,050	3,475,050	-0-		46.33%

Common Stock	Galina Shekhtman Chief Financial Officer, Secretary, Treasurer, and Director	3,475,050	3,475,050	-0-		46.33%

TOTAL	All directors and executive officers as a group (2 persons)	6,950,100	6,950,100	-0-	92.6	6%

This table is based upon information derived from our stock records. Applicable percentages are based upon 7,500,000 shares of common stock outstanding as of the date of this Prospectus. Vladimir Shekhtman and Galina Shekhtman each own 3,475,050 shares of our common stock and are husband and wife; cumulatively they both own 6,950,100 shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the fiscal year, we did not enter into any transactions with our directors and persons who own more than five percent of our common stock, or with their relatives and entities they control.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do not believe that any of our directors currently meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.

Item 14. Principal Accounting Fees and Services.

AUDIT FEES

The aggregate fees billed by our auditors Thomas Ralston, Certified Public Accountant for professional services rendered for the audit of our financial statements for fiscal year ended June 30, 2014 and review of our interim financial statements for the first, second and third quarters of 2014 was approximately $5,000. The audit for fiscal year ended June 30, 2014 was performed by Thomas Ralston, CPA.

AUDIT-RELATED FEES

During the fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There were no tax preparation fees billed for the fiscal year end June 30, 2013.

 ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

As of June 30, 2014, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

The board approved all fees described above.

The pre-approved fees billed to the Company are set forth below:

	For Fiscal Year Ended June 30, 2013	For Fiscal Year Ended June 30, 2014
Audit Fees (see above)	$2,500	$5,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All other Fees	$0	$0

PART IV

Item 15 Exhibits

Exhibit	Description
1.1	Articles of Incorporation (1)
1.2	By-laws of the Company (1)
1.3	Legal opinion (1)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith).
23.1	Consent of Thomas A. Ralston, CPA

(1) Incorporated by reference to Registration Statement on Form S-1 (File No. 333-190067), filed with the Securities and Exchange Commission on July 22, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arkadia International, Inc.

Dated: August 8, 2014	By:
Vladimir Shekhtman, President, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Arkadia International, Inc.

Dated: August 8, 2014	By:
Vladimir Shekhtman, President, CEO

