Form 10-Q
period 2014-09-30
Freedom Leaf Inc.
filed 2015-02-02
CIK 1581545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-190067

FREEDOM LEAF INC.

(Exact name of Registrant as specified in its charter)

Nevada	46-2093679
(State of incorporation)	(IRS Employer ID Number)

848 N. Rainbow Blvd #3352

Las Vegas, Nevada 89107

(702)499-6022

(Registrant’s telephone number)

Arkadia International, Inc.

5348 Vegas Drive, # 1107 Las Vegas, Nevada 89108

(Former Name and Address of registrant)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑  No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

As of January 28, 2015 there were 7,500,000 shares of common stock, par value $0.001 per share outstanding.

FREEDOM LEAF INC.

FORM 10-Q

SEPTEMBER 30, 2014

2

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

FREEDOM LEAF INC.

(f/k/a Arkadia International, Inc.)

Balance Sheets

	September 30,	June 30,
	2014	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$–	$9,214
Total assets	$–	$9,214
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Total current liabilities	$–	$–
Other liabilities	–	–
Total liabilities	–	–
Commitments and contingencies	–	–
Stockholders' equity (deficit):
Common stock, $.001 par value, 75,000,000 shares authorized,7,500,000 shares issued and outstanding at September 30, 2014 and June 30, 2014, respectively	7,500	7,500
Additional paid-in capital	89,496	89,496
Accumulated deficit	(96,996)	(87,782)
Total stockholders' equity (deficit)	–	9,214
Total liabilities and stockholders' equity (deficit)	$–	$9,214

See accompanying notes to financial statements.

FREEDOM LEAF INC.

(f/k/a Arkadia International, Inc.)

Statements of Operations

(unaudited)

	For the Three Months Ended
	September 30,	September 30,
	2014	2013
Revenue	$–	$169,381
Cost of revenue	–	140,509
Gross profit	–	28,872
Operating expenses:
General and administrative expenses	6,800	–
Professional fees	2,400	9,975
Bank Fees	14	242
Total operating expenses	9,214	10,217
Income (loss) before income taxes	(9,214)	18,655
Provision for income taxes	–	–
Net income (loss)	$(9,214)	$18,655
Net income (loss) per share - basic and diluted	$(0.00)	$0.00

Weighted average number of shares outstanding - Basic and Diluted	7,500,000	7,500,000

See accompanying notes to financial statements.

FREEDOM LEAF INC.

(f/k/a Arkadia International, Inc.)

Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	September 30,	September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(9,214)	$18,655
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	–	(10,700)
Net cash provided by (used in) operating activities	(9,214)	7,955
Cash flows from investing activities:	–	–
Cash flows from financing activities:	–	–
Net increase (decrease) in cash	(9,214)	7,955
Cash and cash equivalents at beginning of period	9,214	59,646
Cash and cash equivalents at end of period	$–	$67,601
Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

See accompanying notes to financial statements.

FREEDOM LEAF INC.

f/k/a. ARKADIA INTERNATIONAL, INC.

Notes to Financial Statements

September 30, 2014

(unaudited)

Note 1 – Nature of Business, Presentation and Going Concern

Organization

Freedom Leaf Inc. (the “Company”) was incorporated in the State of Nevada on February 21, 2013, under the name of Arkadia International, Inc. The Company was originally engaged in the business of the acquisition of in demand equipment, cars, and goods with the intent to resale these in the U.S. territory or export to overseas countries.

On October 3, 2014, the Company experienced a change in control.  Richard Cowan acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between Mr. Cowan and Vladimir and Galina Shekhtman (“Sellers”).  On the closing date, October 3, 2014, pursuant to the terms of the Stock Purchase Agreement, Cowan purchased from the Sellers 6,950,100 shares of the Company’s outstanding restricted common stock for $100,000, representing 93%.

On November 6, 2014, the Company changed its name, via merger in the state of Nevada, to Freedom Leaf Inc. As of November 6, 2014, the Company has changed its course of business to the news, arts and entertainment niche, with both in print and online publications.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statement presentation and in accordance with Form 10-Q. Accordingly, they do not include all of the information and footnotes required in annual financial statements. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations and cash flows. The results of operations presented are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

These unaudited financial statements should be read in conjunction with our 2014 annual financial statements included in our Form 10-K/A, filed with the U.S. Securities and Exchange Commission (“SEC”) on August 8, 2014.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no assets, has incurred a net loss of $9,214 for the three months ended September 30, 2014 and has incurred cumulative losses since inception of $96,996. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its abilities to generate revenues, to continue to raise investment capital, and develop and implement its business plan.  No assurance can be given that the Company will be successful in these efforts.

The unaudited financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. No assurance can be given that the Company will be successful in these efforts.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses, total assets, or stockholders’ equity as previously reported.

Note 1 – Nature of Business, Presentation and Going Concern (Continued)

Development Stage Company

Since inception, the Company became a “development stage company” as defined in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 915 “Development Stage Entities”. On June 10, 2014 the FASB issued authoritative guidance which eliminates the concept of a development stage entity. The incremental reporting requirements for presenting the development stage operations and cash flows since inception will no longer apply to development stage entities. The amendments of Topic 915 are to be applied retrospectively and are effective for fiscal years beginning after December 15, 2014. The Company has elected early adoption of this guidance effective with the filing of this quarterly report.

Note 2 – Stockholders’ Equity (Deficit)

The Company is authorized to issue up to 75,000,000 shares of common stock, par value $0.001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

Note 3 – Commitments and Contingencies

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

Note 4 – Subsequent Events

On October 3, 2014, the Company experienced a change in control. Richard Cowan acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between Mr. Cowan and Vladimir and Galina Shekhtman (“Sellers”). On the closing date, October 3, 2014, pursuant to the terms of the Stock Purchase Agreement, Mr. Cowan purchased from the Sellers 6,950,100 shares of the Company’s outstanding restricted common stock for $100,000, representing 93%. On October 6, 2014 Mr. Cowan was elected as the new Director and Chief Executive Officer of the Company.

On November 4, 2014, the Company's Board of Directors declared a twelve for one forward stock split of all outstanding shares of the Company’s common stock. As the Company is awaiting approval of the stock split from FINRA, the common share and per common share data in these financial statements and related notes hereto have not been retroactively adjusted to account for the effect of the stock split.

On November 6, 2014, the Company changed its name, via merger in the state of Nevada, to Freedom Leaf Inc.

On January 21, 2015, the Company filed a certificate of amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to increase the Company’s authorized common stock to 300,000,000 shares, par value $0.001 per share. The total number of authorized common shares and the par value thereof was not changed by the split.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our future expectations to our security holders and to the public. This report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including the statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” ”will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek” and other similar expressions. Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

Company Overview

On October 3, 2014, the Company experienced a change in control.  Richard Cowan acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between Mr. Cowan and Vladimir and Galina Shekhtman (“Sellers”).  On the closing date, October 3, 2014, pursuant to the terms of the Stock Purchase Agreement, Cowan purchased from the Sellers 6,950,100 shares of the Company’s outstanding restricted common stock for $100,000, representing 93%.

Prior to October 3, 2014, the Company was originally engaged in the business of the acquisition of in demand equipment, cars, and goods with the intent to resale these in the U.S. territory or export to overseas countries. On November 6, 2014, the Company changed its name, via merger in the state of Nevada, to Freedom Leaf Inc.

Plan of Operation

We are currently devoting substantially all of our efforts in migrating to the news, arts and entertainment niche, with both in print and online publications. Principal business activities are still in the development stage and have not yet commenced.

Results of Operations

For the Three Months Ended September 30, 2014 and 2013

Revenues

Our revenue was $-0- for the three months ended September 30, 2014, compared to $169,381 for the three months ended September 30, 2013. Costs of revenues were $-0- and $140,509 for the three months ended September 30, 2014 and 2013, respectively, resulting in a gross profit of $-0- and $28,872 for the same periods. The decreases in revenues, cost of revenues and gross profit are attributable to the change in control of the Company and the related change in business direction.

Operating Expenses

For the three months ended September 30, 2014 our total operating expenses were $9,214 compared to $10,217 for the three months ended September 30, 2013 resulting in a decrease of $1,003. As a result, net loss was $9,214 for the three months ended September 30, 2014 compared to net income of $18,655 for the three months ended September 30, 2013.

Liquidity and Capital Resources

Overview

As of September 30, 2014, the Company had $-0- in cash and no working capital. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $50,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees.

Liquidity and Capital Resources during the Three Months Ended September 30, 2014 compared to the Three Months Ended September 30, 2013

We used cash in operations of $9,214 for the three months ended September 30, 2014 compared to cash provided by operations of $7,955 for the three months ended September 30, 2013. The negative cash flow from operating activities for the three months ended September 30, 2014 is attributable to the Company's net loss from operations of $9,214. Cash provided by operations for the three months ended September 30, 2013 is attributable to the Company's net income of $18,655, offset by the net changes in operating assets and liabilities of $10,700.

No cash was provided by or used in investing or financing activities for the three months ended September 30, 2014 and 2013.

We will have to raise funds to pay for our expenses. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for our operations will have a severe negative impact on our ability to remain a viable company.

Going Concern

Our unaudited financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our unaudited financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

There is no assurance that our operations will be profitable. Our continued existence and plans for future growth depend on our ability to obtain the additional capital necessary to operate either through the generation of revenue or the issuance of additional debt or equity.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experiences and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions and conditions. We continue to monitor significant estimates made during the preparation of our financial statements. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited financial statements for the year ended June 30, 2014, included in our Annual Report on Form 10-K as filed on August 8, 2014, for a discussion of our critical accounting policies and estimates.

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

Changes in Internal Control Over Financial Reporting

In conjunction with the change in control of the Company, Mr. Richard Cowan became the Company’s Chief Executive Officer and Chief Financial Officer. There were no other changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

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

We did not issue unregistered securities during the quarter ending September 30, 2014.

Item 3. Defaults Upon Senior Securities

We have no senior securities outstanding.

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of our security holders during the quarter ending September 30, 2014.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Freedom Leaf Inc.

Dated: February 3, 2015	By: /s/ Richard C. Cowan
Richard C. Cowan
President and Chief Executive Officer

