Form 10-Q
period 2014-12-31
Freedom Leaf Inc.
filed 2015-02-17
CIK 1581545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-190067

FREEDOM LEAF INC.

(Exact name of Registrant as specified in its charter)

Nevada	46-2093679
(State of incorporation)	(IRS Employer ID Number)

848 N. Rainbow Blvd #3352

Las Vegas, Nevada 89107

(702)499-6022

(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 13, 2015 there were 7,500,000 shares of common stock, par value $0.001 per share outstanding.

FREEDOM LEAF INC.

FORM 10-Q

DECEMBER 31, 2014

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FREEDOM LEAF INC.

(f/k/a Arkadia International, Inc.)

Balance Sheets

	December 31,	June 30,
	2014	2014
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$–	$9,214

Total assets	$–	$9,214

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Total current liabilities	$–	$–

Other liabilities	–	–

Total liabilities	–	–

Commitments and contingencies	–	–

Stockholders' equity (deficit):
Common stock, $.001 par value, 75,000,000 shares authorized, 7,500,000 shares issued and outstanding at December 31, 2014 and June 30, 2014, respectively	7,500	7,500
Additional paid-in capital	89,496	89,496
Accumulated deficit	(96,996)	(87,782)
Total stockholders' equity (deficit)	–	9,214

Total liabilities and stockholders' equity (deficit)	$–	$9,214

See accompanying notes to financial statements.

FREEDOM LEAF INC.

(f/k/a Arkadia International, Inc.)

Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013

Revenue	$–	$102,775	$–	$272,156

Cost of revenue	–	65,735	–	206,244

Gross profit	–	37,040	–	65,912

Operating expenses:
General and administrative expenses	–	–	6,800	–
Consulting fees	–	–	–	–
Professional fees	–	18,750	2,400	28,725
Bank Fees	–	90	14	332

Total operating expenses	–	18,840	9,214	29,057

Income (loss) before income taxes	–	18,200	(9,214)	36,855

Provision for income taxes	–	–	–	–

Net income (loss)	$–	$18,200	$(9,214)	$36,855

Net income (loss) per share - basic and diluted	$0.00	$0.00	$(0.00)	$0.00

Weighted average number of shares outstanding - Basic and Diluted	7,500,000	7,500,000	7,500,000	7,500,000

See accompanying notes to financial statements.

FREEDOM LEAF INC.

(f/k/a Arkadia International, Inc.)

Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	December 31,	December 31,
	2014	2013

Cash flows from operating activities:
Net income (loss)	$(9,214)	$36,855
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	–	(10,700)
Net cash provided by (used in) operating activities	(9,214)	26,155

Cash flows from investing activities:	–	–

Cash flows from financing activities:	–	–

Net increase (decrease) in cash	(9,214)	26,155

Cash and cash equivalents at beginning of period	9,214	59,646

Cash and cash equivalents at end of period	$–	$85,801

Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$–

Cash paid for taxes	$–	$–

See accompanying notes to financial statements.

FREEDOM LEAF INC.

f/k/a. ARKADIA INTERNATIONAL, INC.

Notes to Financial Statements

December 31, 2014

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

These unaudited financial statements should be read in conjunction with our June 30, 2014 annual financial statements included in our Form 10-K/A, filed with the U.S. Securities and Exchange Commission (“SEC”) on August 8, 2014.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no assets, has incurred a net loss of $9,214 for the six months ended December 31, 2014 and has incurred cumulative losses since inception of $96,996. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

FREEDOM LEAF INC.

f/k/a. ARKADIA INTERNATIONAL, INC.

Notes to Financial Statements

December 31, 2014

(unaudited)

Note 1 – Nature of Business, Presentation and Going Concern (Continued)

Development Stage Company

Since inception, the Company became a “development stage company” as defined in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 915 “Development Stage Entities”. On June 10, 2014 the FASB issued authoritative guidance which eliminates the concept of a development stage entity. The incremental reporting requirements for presenting the development stage operations and cash flows since inception will no longer apply to development stage entities. The amendments of Topic 915 are to be applied retrospectively and are effective for fiscal years beginning after December 15, 2014. The Company has elected early adoption of this guidance effective with the filing of its previous quarterly report.

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

Results of Operations

For the Three Months Ended December 31, 2014 and 2013

Revenues

Our revenue was $-0- for the three months ended December 31, 2014, compared to $102,775 for the three months ended December 31, 2013. Costs of revenues were $-0- and $65,735 for the three months ended December 31, 2014 and 2013, respectively, resulting in a gross profit of $-0- and $37,040 for the same periods. The decreases in revenues, cost of revenues and gross profit are attributable to the change in control of the Company and the related change in business direction.

Operating Expenses

For the three months ended December 31, 2014 our total operating expenses were $-0- compared to $18,840 for the three months ended December 31, 2013 resulting in a decrease of $18,840. As a result, net loss was $-0- for the three months ended December 31, 2014 compared to net income of $18,200 for the three months ended December 31, 2013.

For the Six Months Ended December 31, 2014 and 2013

Revenues

Our revenue was $-0- for the six months ended December 31, 2014, compared to $272,156 for the six months ended December 31, 2013. Costs of revenues were $-0- and $206,244 for the six months ended December 31, 2014 and 2013, respectively, resulting in a gross profit of $-0- and $65,912 for the same periods. The decreases in revenues, cost of revenues and gross profit are attributable to the change in control of the Company and the related change in business direction.

Operating Expenses

For the six months ended December 31, 2014 our total operating expenses were $9,214 compared to $29,057 for the six months ended December 31, 2013 resulting in a decrease of $19,843. As a result, net loss was $9,214 for the six months ended December 31, 2014 compared to net income of $36,855 for the six months ended December 31, 2013.

Liquidity and Capital Resources

Overview

As of December 31, 2014, the Company had $-0- in cash and no working capital. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $50,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees.

Liquidity and Capital Resources during the Six Months Ended December 31, 2014 compared to the Six Months Ended December 31, 2013

We used cash in operations of $9,214 for the six months ended December 31, 2014 compared to cash provided by operations of $26,155 for the six months ended December 31, 2013. The negative cash flow from operating activities for the six months ended December 31, 2014 is attributable to the Company's net loss from operations of $9,214. Cash provided by operations for the six months ended December 31, 2013 is attributable to the Company's net income of $36,855, offset by the net changes in operating assets and liabilities of $10,700.

No cash was provided by or used in investing or financing activities for the six months ended December 31, 2014 and 2013.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

We did not issue unregistered securities during the quarter ending December 31, 2014.

Item 3. Defaults Upon Senior Securities

We have no senior securities outstanding.

Item 4. Mine Safety Disclosures

Not applicable.

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

Freedom Leaf Inc.

Dated: February 17, 2015	By: /s/ Richard C. Cowan
Richard C. Cowan
President and Chief Executive Officer

