Form 10-Q
period 2015-03-31
Freedom Leaf Inc.
filed 2015-05-15
CIK 1581545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-190067

FREEDOM LEAF, INC.

(Exact name of Registrant as specified in its charter)

Nevada	46-2093679
(State of incorporation)	(IRS Employer ID Number)

3571 E. Sunset Road, Suite 420

Las Vegas, Nevada 89120

(702) 499-6022

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

As of May 15, 2015 there were 173,401,200 shares of common stock, par value $0.001 per share outstanding.

FREEDOM LEAF, INC.

FORM 10-Q

MARCH 31, 2015

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FREEDOM LEAF, INC.

(f/k/a Arkadia International, Inc.)

Balance Sheets

	March 31,	June 30,
	2015	2014
	(unaudited)
ASSETS

Current assets
Cash	$–	$9,214
Total current assets	–	9,214

Total assets	$–	$9,214

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable to related parties	$22,569	$–

Total current liabilities	22,569	–

Total liabilities	22,569	–

Commitments and contingencies (Note 3)

Stockholders' equity (deficit)
Common stock, $0.001 par value, 500,000,000 and 75,000,000 shares authorized, respectively, 173,401,200 and 90,000,000 shares issued, issuable, and outstanding at March 31, 2015 and June 30, 2014, respectively	173,401	90,000
Additional paid-in capital	(76,405)	6,996
Accumulated deficit	(119,565)	(87,782)
Total stockholders' equity (deficit)	(22,569)	9,214

Total liabilities and stockholders' equity (deficit)	$–	$9,214

See accompanying notes to unaudited financial statements.

FREEDOM LEAF, INC.

(f/k/a Arkadia International, Inc.)

Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2015	2014	2015	2014
Revenue, net	$–	$45,563	$–	$317,719

Operating expenses
Direct costs of revenue	–	112,511	–	318,755
General and administrative	22,569	4,087	31,783	33,144

Net loss	$(22,569)	$(71,035)	$(31,783)	$(34,180)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	173,401,200	90,000,000	134,135,566	90,000,000

See accompanying notes to unaudited financial statements.

FREEDOM LEAF, INC.

(f/k/a Arkadia International, Inc.)

Statements of Cash Flows

For the Nine Months Ended March 31,

(unaudited)

	2015	2014
Cash flows from operating activities:
Net loss	$(31,783)	$(34,180)
Changes in operating assets and liabilities:
Accounts payable to related parties	22,569	(10,700)
Net cash used in operating activities	(9,214)	(44,880)

Net decrease in cash	(9,214)	(44,880)

Cash at beginning of period	9,214	59,646

Cash at end of period	$–	$14,766

 See accompanying notes to unaudited financial statements.

FREEDOM LEAF, INC.

(f/k/a Arkadia International, Inc.)

Notes to Financial Statements

March 31, 2015

(unaudited)

Note 1 – Nature of Business, Presentation and Going Concern

Organization

Freedom Leaf, Inc. (the “Company”) was incorporated in the State of Nevada on February 21, 2013, under the name of Arkadia International, Inc. The Company was originally engaged in the business of the acquisition of in demand equipment, cars, and goods with the intent to resale these in the U.S. or export to overseas countries.

On October 3, 2014, the Company experienced a change in control. Richard C. Cowan acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between Mr. Cowan, Vladimir and Galina Shekhtman (“Sellers”).  On the closing date, October 3, 2014, pursuant to the terms of the Stock Purchase Agreement, Cowan purchased from the Sellers 6,950,100 shares of the Company’s outstanding restricted common stock for $100,000, representing 93%.

On November 6, 2014, the Company changed its name, via merger in the state of Nevada, to Freedom Leaf, Inc. As of November 6, 2014, the Company has changed its course of business to the news, multi-media arts and entertainment industry, with both in print and online publications.

The independent accountants have not completed their review of the current quarter’s financial statements herein.

Basis of Presentation

The accompanying unaudited consolidated financial statements of Freedom Leaf, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended March 31, 2015 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2015. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Form 10-K for the year ended June 30, 2014 filed on August 8, 2014 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $31,783 and used cash in operating activities of $9,214 for the nine months ended March 31, 2015. The Company had working capital deficit, stockholders’ deficiency and accumulated deficit of $22,569, $22,569 and $119,565, respectively, at March 31, 2015. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying consolidated financial statements include the amortization period for intangible assets, valuation and impairment valuation of intangible assets, depreciable lives of the web site and property and equipment, valuation of warrants and beneficial conversion feature debt discounts, valuation of derivatives, valuation of share-based payments and the valuation allowance on deferred tax assets.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses, total assets, or stockholders’ equity as previously reported.

FREEDOM LEAF, INC.

(f/k/a Arkadia International, Inc.)

Notes to Financial Statements

March 31, 2015

(unaudited)

Note 1 – Nature of Business, Presentation and Going Concern (continued)

Development Stage Company

Since inception, the Company became a “development stage company” as defined in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 915 “Development Stage Entities.” On June 10, 2014 the FASB issued authoritative guidance which eliminates the concept of a development stage entity. The incremental reporting requirements for presenting the development stage operations and cash flows since inception will no longer apply to development stage entities. The amendments of Topic 915 are to be applied retrospectively and are effective for fiscal years beginning after December 15, 2014. The Company has elected early adoption of this guidance effective with the filing of its previous quarterly report.

On November 6, 2015, the Company merged with Freedom Leaf, Inc., a private Nevada corporation. The Company changed its name from Arkadia International, Inc., to Freedom Leaf, Inc. As a result of the merger, the private company was dissolved. See Note 3 for related discussion.

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of March 31, 2015 and 2014.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting pronouncements as issued. No new pronouncements had any material effect on these unaudited consolidated financial statements. The accounting pronouncements issued subsequent to the date of these unaudited consolidated financial statements that were considered significant by management were evaluated for the potential effect on these unaudited consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these unaudited consolidated financial statements as presented and does not anticipate the need for any future restatement of these unaudited consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2014 through the date these unaudited consolidated financial statements were issued.

Note 2 – Stockholders’ Equity (Deficit)

The Company was authorized to issue up to 75,000,000 shares of common stock, par value $0.001 per share. On November 3, 2014, the Company increased it’s authorized to 500,000,000 shares of common stock. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

On November 3, 2014, the Company's Board of Directors declared a twelve for one forward stock split of all outstanding shares of the Company’s common stock.

On November 6, 2014, the Company merged with Freedom Leaf, Inc., a private Nevada corporation (see Note 1). After the completion of the merger, there were 173,401,200 shares of common stock outstanding.

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

FREEDOM LEAF, INC.

(f/k/a Arkadia International, Inc.)

Notes to Financial Statements

March 31, 2015

(unaudited)

Note 3 – Commitments and Contingencies (continued)

On November 6, 2014, the Company merged with Freedom Leaf, Inc., a private Nevada corporation (see Note 1). In the Company’s Form 10-Q for the period ended December 31, 2014, the filing did not properly reflect the transaction, the change in capital structure, the financial statements of the Company post-merger, and other related items. On May 7, 2015, as filed on Form 8-K, the Company made the notification of this and will file an amended Form 10-Q for the period ended December 31, 2014 and an amended Form 10-Q for the period ended March 31, 2015, to reflect the effects of the applicable revisions. Therefore, the Company is filing this Form 10-Q for the period ended March 31, 2015 for the purpose of compliance noting that the financial statements and related disclosures do not reflect the effect of the merger.

Note 4 – Related Parties

Richard C. Cowan, the Company’s former chief executive officer and director, has accounts payable due to him of $22,569 and $0, as of March 31, 2015 and June 30, 2014, respectively.

Note 5 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements, except as stated herein.

On November 6, 2014, the Company merged with Freedom Leaf, Inc., a private Nevada corporation (see Note 1). In the Company’s Form 10-Q for the period ended December 31, 2014, the filing did not properly reflect the transaction, the change in capital structure, the financial statements of the Company post-merger, and other related items. On May 7, 2015, as filed on Form 8-K, the Company made the notification of this and will file an amended Form 10-Q for the period ended December 31, 2014 and an amended Form 10-Q for the period ended March 31, 2015, to reflect the effects of the applicable revisions. Therefore, the Company is filing this Form 10-Q for the period ended March 31, 2015 for the purpose of compliance noting that the financial statements and related disclosures do not reflect the effect of the merger.

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

Company Overview

On October 3, 2014, the Company experienced a change in control. Richard C. Cowan acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between Mr. Cowan and Vladimir and Galina Shekhtman (“Sellers”).  On the closing date, October 3, 2014, pursuant to the terms of the Stock Purchase Agreement, Cowan purchased from the Sellers 6,950,100 shares of the Company’s outstanding restricted common stock for $100,000, representing 93%.

Prior to October 3, 2014, the Company was originally engaged in the business of the acquisition of in demand equipment, cars, and goods with the intent to resale these in the U.S. or export to overseas countries. On November 6, 2014, the Company changed its name, via merger in the State of Nevada, to Freedom Leaf, Inc.

On November 4, 2014, the Company's Board of Directors declared a twelve for one forward stock split of all outstanding shares of the Company’s common stock.

Plan of Operation

We are currently devoting substantially all of our efforts in migrating to the news, multi-media arts and entertainment industry, with both in print and online publications. Principal business activities are still in the development stage and have not yet commenced.

Results of Operations

For the Three Months Ended March 31, 2015 and 2014

Revenues

Our revenue was $0 for the three months ended March 31, 2015, compared to $45,563 for the three months ended March 31, 2014. Direct costs of revenues were $0 and $112,511 for the three months ended March 31, 2015 and 2014, respectively. The decreases in revenues and cost of revenues are attributable to the change in control of the Company and the related change in business direction.

Operating Expenses

For the three months ended March 31, 2015 our total operating expenses were $22,569 compared to $4,087 for the three months ended March 31, 2014 resulting in an increase of $18,482. As a result, net loss was $22,569 for the three months ended March 31, 2015 compared to net loss of $71,035 for the three months ended March 31, 2014.

For the Nine Months Ended March 31, 2015 and 2014

Revenues

Our revenue was $0 for the nine months ended March 31, 2015, compared to $317,719 for the nine months ended March 31, 2014. Costs of revenues were $0 and $318,755 for the nine months ended March 31, 2015 and 2014, respectively. The decreases in revenues and direct costs of revenues are attributable to the change in control of the Company and the related change in business direction.

Operating Expenses

For the nine months ended March 31, 2015 our total operating expenses were $9,214 compared to $29,057 for the nine months ended March 31, 2014 resulting in a decrease of $19,843. As a result, net loss was $9,214 for the nine months ended March 31, 2015 compared to net income of $36,855 for the nine months ended March 31, 2014.

Liquidity and Capital Resources

Overview

As of March 31, 2015, the Company had $0 in cash and no working capital. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $50,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees.

Liquidity and Capital Resources during the Nine Months Ended March 31, 2015 compared to the Nine Months Ended March 31, 2014

We used cash in operations of $9,214 for the nine months ended March 31, 2015 compared to cash used in operations of $34,180 for the nine months ended March 31, 2014. The negative cash flow from operating activities for the nine months ended March 31, 2015 is attributable to the Company's net loss from operations of $31,783. Cash used in operations for the nine months ended March 31, 2014 is attributable to the Company's net loss of $34,180, offset by the net changes in operating assets and liabilities of $10,700.

No cash was provided by or used in investing or financing activities for the nine months ended March 31, 2015 and 2014.

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

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had revenue of $0 and net losses of $31,783 for the nine months ended March 31, 2015 compared to revenue of $317,719 and net losses of $34,180 for the nine months ended March 31, 2014. The Company had working capital deficiency, stockholders’ deficit, and accumulated deficit of $22,569, $22,569 and $119,565, respectively, at March 31, 2015, and used cash in operations of $9,214 in the nine months ended March 31, 2015. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to the chief executive and interim chief financial officer to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of such date. The Chief Executive Officer and Chief Financial Officer have determined that the Company continues to have the following deficiencies which represent a material weakness:

1.	The Company intends to appoint additional independent directors;
2.	Lack of in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;
3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting;
4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

•	The Company will add sufficient number of independent directors to the board and appoint additional member(s) to the Audit Committee.

•	The Company will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

•	The Company will hire staff technically proficient at applying U.S. GAAP to financial transactions and reporting.

•	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon The Company’s efforts to obtain additional funding through equity or debt and the results of its operations. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

Changes in Internal Control Over Financial Reporting

Except as set forth above, due to the new business plan, we are in the process of finalizing our controls over the new business process.

Limitations on the Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue unregistered securities during the quarter ending March 31, 2015.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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

Freedom Leaf, Inc.

Dated: May 15, 2015	By: /s/ Clifford J. Perry
Clifford J. Perry
Chief Executive Officer and Chief Financial Officer

