Form 10-Q/A
period 2014-12-31
Freedom Leaf Inc.
filed 2015-09-11
CIK 1581545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

FORM 10-Q/A

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

As of September 1, 2015 there were 174,181,200 shares of common stock, par value $0.001 per share outstanding.

Explanatory Note

The purpose of this Amendment No. 1 to Freedom Leaf, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2014, filed with the Securities and Exchange Commission on February 17, 2015 (the "Form 10- Q"), is to amend the Form 10-Q to properly reflect the reverse merger with Freedom Leaf, Inc. and Arkadia International, Inc. and the effect on the financials and other applicable disclosures.

FREEDOM LEAF INC.

FORM 10-Q/A

DECEMBER 31, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FREEDOM LEAF, INC.

(f/k/a Arkadia International, Inc.)

Balance Sheets

(unaudited)

	December 31,	June 30,
	2014	2014

ASSETS

Current assets
Cash	$12,918	$–
Accounts receivable	2,105	–
Other receivable	4,727	–
Prepaid expense	19,685	–
Total current assets	39,435	–

Intangible assets	3,223	–
Other assets	3,584	–

Total assets	$46,242	$–

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$1,391	$–
Accounts payable to related parties	39,000	–
Accrued expenses	494	–
Deferred revenue	800	–

Total current liabilities	41,685	–

Commitments and contingencies	–	–

Total liabilities	41,685	–

Stockholders' equity
Common stock, $0.001 par value, 500,000,000 and 0 shares authorized, respectively, 174,181,200 and 90,000,000 shares issued, issuable, and outstanding at December 31, 2014 and June 30, 2014, respectively	174,181	–
Additional paid-in capital	(152,467)	–
Accumulated deficit	(17,157)	–
Total stockholders' equity	4,557	–

Total liabilities and stockholders' equity	$46,242	$–

See accompanying notes to unaudited financial statements.

FREEDOM LEAF, INC.

(f/k/a Arkadia International, Inc.)

Statements of Operations

(unaudited)

	For the three months ended December 31,		For the six months ended December 31,
	2014	2013	2014	2013

Revenue, net	$127,207	$–	$529,804	$–

Operating expenses
Direct costs of revenue	73,310	–	92,909	–
General and administrative	185,736	–	408,361	–
Marketing and selling	38,267	–	45,691	–

Net loss	$(170,106)	$–	$(17,157)	$–

Net loss per share - basic and diluted	$(0.00)	$–	$(0.00)	$–

Weighted average number of shares outstanding - basic and diluted	52,048,016	–	52,048,016	–

See accompanying notes to unaudited financial statements.

FREEDOM LEAF, INC.

(f/k/a Arkadia International, Inc.)

Statements of Cash Flows

For the Six Months Ended December 31,

(unaudited)

	2014	2013
Cash flows from operating activities:
Net loss	$(17,157)	$–
Adjustments to reconcile net loss to net cash provided by operations:
Issuance of common stock for services	12,500	–
Changes in operating assets and liabilities:
Accounts receivable	(2,105)	–
Other receivable	(4,727)	–
Prepaid expense	(19,685)	–
Other assets	(3,584)	–
Accounts payable	1,391	–
Accounts payable	39,000	–
Accrued expenses	494	–
Deferred revenue	800	–
Net cash provided by operating activities	6,927	–

Cash flows used in investing activities
Acquisition of intangible assets	(3,223)	–
Net cash used in investing activities	(3,223)	–

Net increase in cash	3,704	–

Cash at beginning of period	9,214	–

Cash at end of period	$12,918	$–

See accompanying notes to unaudited financial statements.

FREEDOM LEAF, INC.

Statement of Shareholders' Deficit

December 31, 2014

(unaudited)

	Common Stock				Additional
	Issuable		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2014	–	$–	–	$–	$–	$–	$–

Reverse merger	83,401,200	83,401	90,000,000	90,000	(164,187)	–	9,214
Issuance of common stock for services	780,000	780			11,720	–	12,500
Net loss for the period ended December 31, 2014						(17,157)	(17,157)

Balance at December 31, 2014	84,181,200	$84,181	90,000,000	$90,000	$(152,467)	$(104,939)	$4,557

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

On November 6, 2014, the Company merged with Freedom Leaf, Inc., a private Nevada corporation. The Company changed its name from Arkadia International, Inc., to Freedom Leaf, Inc. As a result of the merger, the private company was dissolved. See Note 3 for related discussion.

For financial reporting purposes, the Share Exchange represents a "reverse merger" rather than a business combination and Private Company is deemed to be the accounting acquirer in the transaction. The Share Exchange is being accounted for as a reverse-merger and recapitalization. Private Company is the acquirer for financial reporting purposes and the Public Company (Freedom Leaf, Inc., f/k/a Arkadia International, Inc.) is the acquired company. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the Share Exchange will be those of the Private Company and will be recorded at the historical cost basis of the Private Company, and the financial statements after completion of the Share Exchange will include the assets and liabilities of the Public Company and the Private Company, and the historical operations of Private Company and operations of both companies from the closing date of the Share Exchange.

Basis of Presentation

The accompanying unaudited financial statements of Freedom Leaf, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended December 31, 2014 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2015. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Form 10-K for the year ended June 30, 2014 filed on August 8, 2014 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net loss of $17,157 and cash provided by operating activities of $6,927 for the nine months ended December 31, 2014. The Company had negative working capital, stockholders’ equity and accumulated deficit of $2,250, $4,557 and $17,157, respectively, at December 31, 2014. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the amortization period for intangible assets, valuation and impairment valuation of intangible assets, depreciable lives of the web site and property and equipment, valuation of warrants and beneficial conversion feature debt discounts, valuation of derivatives, valuation of share-based payments and the valuation allowance on deferred tax assets.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses, total assets, or stockholders’ equity as previously reported.

FREEDOM LEAF INC.

(f/k/a ARKADIA INTERNATIONAL, INC.)

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

Revenue Recognition

The Company recognizes revenue for our services in accordance with ASC 605-10, "Revenue Recognition in Financial Statements." Under these guidelines, revenue is recognized on transactions when all of the following exist: persuasive evidence of an arrangement did exist, delivery of service has occurred, the sales price to the buyer is fixed or determinable and collectability is reasonably assured. The Company has two primary revenue streams as follows:

•	Consulting services.
•	Advertising services.
•	Branding, marketing and selling products for companies.
•	Educational seminars.
•	Selling branded products.

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

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of December 31, 2014 and June 30, 2014.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting pronouncements as issued. No new pronouncements had any material effect on these unaudited financial statements. The accounting pronouncements issued subsequent to the date of these unaudited financial statements that were considered significant by management were evaluated for the potential effect on these unaudited financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these unaudited financial statements as presented and does not anticipate the need for any future restatement of these unaudited financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2014 through the date these unaudited financial statements were issued.

Note 2 – Intangible Assets

The Company has $3,223 recorded for various trademarks (Hemp Inspired®, Cannabizu®, and Cannabiz®) as of December 31, 2014.

Note 3 – Stockholders’ Equity (Deficit)

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

On November 6, 2014, the Company merged with Freedom Leaf, Inc., a private Nevada corporation (see Note 1). After the completion of the merger, there were 173,401,200 shares of common stock issued, issuable and outstanding.

FREEDOM LEAF INC.

(f/k/a ARKADIA INTERNATIONAL, INC.)

Notes to Financial Statements

December 31, 2014

(unaudited)

Note 4 – Commitments and Contingencies

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

Note 5 – Restatement of Prior Period Financial Statements

Balance Sheet, Statement of Operations and Statement of Cash Flows

The Company restated its previously issued financial statements included in the original Quarterly Report on Form 10-Q for the six months ended December 31, 2014 to reflect the effects of accounting and reporting errors resulting from a deficiency in its accounting and financial statement preparation process. This error and the related adjustments resulted in an understatement of net loss of $17,157 for the six months ended December 31, 2014 and the understatements of $46,242 and $7,943 total assets and accumulated deficits, respectively, as of December 31, 2014. The revisions applied to the affected individual line items in the consolidated financial statements are as stated below.

In connection with the subsequent review of the Company’s financial statements for the period ended December 31, 2014, certain errors associated with the Company’s recognition of the merger of Arkadia International, Inc. with Freedom Leaf, Inc., effective November 6, 2014, resulted in the Company’s financial statements to be restated. The error related to the exclusion of the financials of Freedom Leaf, Inc., the private company, into the presented financial statements as filed.

The following tables present the impact of the financial statement omission for the financials of Freedom Leaf, Inc., the private company, on the Company’s previously reported financial statements for the period ended December 31, 2014.

FREEDOM LEAF INC.

(f/k/a ARKADIA INTERNATIONAL, INC.)

Notes to Financial Statements

December 31, 2014

(unaudited)

Note 5 – Restatement of Prior Period Financial Statements (Continued)

Balance Sheet

	December 31, 2014
	As previously reported	Adjustments	As restated
ASSETS
Current assets
Cash	$–	$12,918	$12,918
Accounts receivable	–	2,105	2,105
Other receivable	–	4,727	4,727
Prepaid expense	–	19,685	19,685
Total current assets	–	39,435	39,435

Intangible assets, net	–	3,223	3,223
Other assets	–	3,584	3,584

Total assets	$–	$46,242	$46,242

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$–	$1,391	$1,391
Accounts payable to related parties	–	39,000	39,000
Accrued expenses	–	494	494
Deferred revenue	–	800	800

Total current liabilities	–	41,685	41,685

Commitments and contingencies (Note 4)

Total liabilities	–	41,685	41,685

Stockholders' equity
Common stock	90,000	84,181	174,181
Additional paid-in capital	6,996	(159,463)	(152,467)
Accumulated deficit	(96,996)	(79,839)	(17,157)
Total stockholders' equity	–	4,557	4,557

Total liabilities and stockholders' equity	$–	$46,242	$46,242

FREEDOM LEAF INC.

(f/k/a ARKADIA INTERNATIONAL, INC.)

Notes to Financial Statements

December 31, 2014

(unaudited)

Note 5 – Restatement of Prior Period Financial Statements (Continued)

Statements of Operations

	For the three months ended December 31, 2014			For the six months ended December 31, 2014
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

Revenue, net	$–	$127,207	$127,207	$–	$529,804	$529,804

Operating expenses
Direct costs of revenue	–	73,310	73,310	–	92,909	92,909
General and administrative	–	185,736	185,736	(9,214)	399,147	408,361
Marketing and selling	–	38,267	38,267	–	45,691	45,691

Net income (loss)	$–	$(170,106)	$(170,106)	$(9,214)	$(7,943)	$(17,157)

Net income (loss) per share - basic and diluted	$(0.00)	$–	$(0.00)	$0.00	$–	$(0.00)

Weighted average number of shares outstanding - basic and diluted	90,000,000	–	173,401,200	90,000,000	–	115,145,842

Statements of Cash Flows

	For the Six Months Ended December 31, 2014
	As previously reported	Adjustments	As restated
Cash flows from operating activities:
Net loss	$(9,214)	$(7,943)	$(17,157)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Issuance of common stock for services	–	12,500	12,500
	–	–	–
Changes in operating assets and liabilities:
Accounts receivable	–	(2,105)	(2,105)
Other receivable	–	(4,727)	(4,727)
Prepaid expense	–	(19,685)	(19,685)
Other assets	–	(3,584)	(3,584)
Accounts payable	–	1,391	1,391
Accounts payable to related parties	–	39,000	39,000
Accrued expenses	–	494	494
Deferred revenue	–	800	800
Net cash provided by (used in) operating activities	(9,214)	16,141	6,927

Cash flows used in investing activities
Acquisition of intangible assets	–	(3,223)	(3,223)
Net cash used in investing activities	–	(3,223)	(3,223)

Net increase (decrease) in cash	(9,214)	12,918	3,704

Cash at beginning of period	9,214	–	9,214

Cash at end of period	$–	$12,918	$12,918

FREEDOM LEAF INC.

(f/k/a ARKADIA INTERNATIONAL, INC.)

Notes to Financial Statements

December 31, 2014

(unaudited)

Note 6 – Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:

	December 31,
	2014	2013
U.S. statutory federal rate, graduated	34.0%	0.0%
State income tax rate, net of Federal	3.6%	0.0%
Permanent book-tax differences	0.0%	0.0%
Net operating loss (NOL) for which no tax benefit was available	-37.6%	0.0%
Net tax rate	0.0%	0.0%

At December 31, 2014, deferred tax assets consisted of a net tax asset of approximately $17,000, which was fully allowed for, in the valuation allowance of $17,000.  The valuation allowance offsets the net deferred tax asset for which it was more likely than not that the deferred tax assets will not be realized.  The net operating loss carry forwards expire through the year 2034.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized.  At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets was no longer impaired and the allowance was no longer required.

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carry forwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses. The tax years for 2013 through 2014 are still open for inspection by the individual taxing authorities.

Note 7 – Subsequent Events

On November 10, 2014, the Company entered into a consulting services agreement with Vincent Moreno, for services from November 10, 2014 through April 10, 2015, for the 780,000 shares of common stock. The shares were issued on April 10, 2015.

On January 21, 2015, the Company filed a certificate of amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to increase the Company’s authorized common stock to 500,000,000 shares, par value $0.001 per share.

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

On November 6, 2014, Freedom Leaf, Inc., a private company, completed a reverser merger with Freedom Leaf, Inc. (f/k/a Arkadia International, Inc.).

On January 21, 2015, the Company filed a certificate of amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to increase the Company’s authorized common stock to 500,000,000 shares, par value $0.001 per share.

Plan of Operation

We are currently devoting substantially all of our efforts in migrating to the news, arts and entertainment niche, with both in print and online publications. Principal business activities are still in the development stage and have not yet commenced. The Company will generate revenue through paid advertising in publications, both print and online, in the cannabis/hemp marketplace. The Company will also earn revenue from consulting companies who are in our industry, contracting with companies to brand, market, and sell their products and/or services, provide seminars in this space, and sell branded products for the Company and others the Company represents.

Results of Operations

For the Three Months Ended December 31, 2014 and 2013

Revenues

Our revenue was $127,207 for the three months ended December 31, 2014, compared to $0 for the three months ended December 31, 2013. Costs of revenues were $73,310 and $0 for the three months ended December 31, 2014 and 2013, respectively. The increase in revenues and the decrease in direct costs of revenues are attributable to the change in control of the Company and the related change in business direction.

Operating Expenses

For the three months ended December 31, 2014, our general and administrative expenses were $185,736 compared to $0 for the three months ended December 31, 2013, resulting in an increase of $185,736. For the three months ended December 31, 2014, our marketing and selling expenses were $38,267, compared to $0 for the three months ended December 31, 2013. The increases were both attributable to the change in control of the Company and the related change in business direction. As a result, net loss was $170,106 for the three months ended December 31, 2014 compared to net income of $0 for the three months ended December 31, 2013.

For the Six Months Ended December 31, 2014 and 2013

Revenues

Our revenue was $529,804 for the six months ended December 31, 2014, compared to $0 for the six months ended December 31, 2013. Direct costs of revenues were $92,909 and $0 for the six months ended December 31, 2014 and 2013. The increase in revenues and direct costs of revenues are attributable to the change in control of the Company and the related change in business direction.

Operating Expenses

For the six months ended December 31, 2014, our general and administrative expenses were $408,361, compared to $0 for the six months ended December 31, 2013, resulting in an increase of $408,361. For the six months ended December 31, 2014, our marketing and selling expenses were $45,691, compared to $0 for the six months ended December 31, 2013. The increases were both attributable to the change in control of the Company and the related change in business direction. As a result, net loss was $17,157 for the six months ended December 31, 2014, compared to net income of $0 for the six months ended December 31, 2013.

Liquidity and Capital Resources

Overview

As of December 31, 2014, the Company had $12,918 in cash and no working capital. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $50,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees.

Liquidity and Capital Resources during the Six Months Ended December 31, 2014 compared to the Six Months Ended December 31, 2013

We had cash provided by operations of $6,927 for the six months ended December 31, 2014 compared to cash provided by operations of $0 for the six months ended December 31, 2013. The positive cash flow from operating activities for the six months ended December 31, 2014 is attributable to a related party of the Company providing $39,000 in working capital. Cash provided by operations for the six months ended December 31, 2013 is attributable to the Company's net income of $0.

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

Item 1A. Risk Factors

Because we are classified as a Smaller Reporting Company under the federal securities laws, we are not required to include risk factors in this Form 10-Q/A; however, please note risk factors included in our S-1 Registration Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 10, 2014, the Company granted 780,000 shares of common stock to Vincent Moreno in exchange for consulting services to be performed from November 10, 2014 through April 10, 2015.

Item 3. Defaults Upon Senior Securities

We have no senior securities outstanding.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Item 1.01 Entry into a Material Definitive Agreement.

Freedom Leaf, Inc., (f/k/a Arkadia International, Inc., the “Public Company,” “we,” “us,” “our”) entered into a share exchange agreement (the “Exchange Agreement”) with Freedom Leaf, Inc. (the “Public Company”), a Nevada corporation. Prior to the reverse merger, Richard Cowan, an officer and director of the Company, post-merger, acquired 89,808,000, or 99.8% of the outstanding shares of Freedom Leaf, Inc., the public company. Clifford J. Perry, an individual, and the Private Company’s sole officer and director (“Perry”), was the owner of record of all of the outstanding common shares of the Private Company (the “Private Company Stock”). Pursuant to the Exchange Agreement, upon surrender by the Shareholders and the cancellation by the Private Company of the certificates evidencing the Private Company Stock as registered in the name of the Shareholder, and pursuant to the registration of the Public Company in the register of Shareholders maintained by Private Company as the new holder of the Public Company Stock and the issuance of the certificates evidencing the aforementioned registration of the Private Company Stock in the name of the Public Company, the Public Company will issue 83,401,200 shares (the “New Shares”) (subject to adjustment for fractionalized shares as set forth below) of the Company’s common stock to the Shareholders (or their designees), and Perry will cause 100% of the shares of the Private Company’s common stock that he owns (the “Perry Stock,” together with the New Shares, the “Acquisition Stock”) to be transferred to the Shareholders (or their designees), which collectively shall represent 48.1% of the issued and outstanding common stock of the Public Company immediately after the Closing, in exchange for the Private Company Stock, representing 100% of the issued share capital of the Private Company.  As a result of the exchange of the Private Company Stock for the Acquisition Stock (the “Share Exchange”), the Private Company will be dissolved.

The closing of the Exchange Agreement was conditioned upon certain, limited customary representations and warranties, as well as the satisfaction or waiver of specified conditions to closing. As the parties satisfied all of the closing conditions, on November 6, 2014, we consummate the Share Exchange contemplated by the Exchange Agreement. As a result, the shareholders of Private Company own approximately 48.1% of our issued and outstanding common stock.

Prior to the execution and delivery of the Exchange Agreement, our board of directors approved the Share Exchange and the transactions contemplated thereby. Similarly, the board of directors of Private Company approved the Share Exchange. Reference is hereby made regarding the completion of the Share Exchange.

Following the Share Exchange, we have abandoned our prior business plan and we are now pursuing Private Company’s historical businesses and proposed businesses. Private Company is in the business of advertising in industry publications related to marijuana.

The foregoing description of the Exchange Agreement does not purport to be complete and is qualified in its entirety by the Share Exchange Agreement, a copy of which is attached to this Form 10-Q as Exhibit 10.1 which is incorporated herein by reference.

Accounting Treatment of the Merger

For financial reporting purposes, the Share Exchange represents a “reverse merger” rather than a business combination and Private Company is deemed to be the accounting acquirer in the transaction. The Share Exchange is being accounted for as a reverse-merger and recapitalization. Private Company is the acquirer for financial reporting purposes and the Public Company (Freedom Leaf, Inc., f/k/a Arkadia International, Inc.) is the acquired company. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the Share Exchange will be those of the Private Company and will be recorded at the historical cost basis of the Private Company, and the financial statements after completion of the Share Exchange will include the assets and liabilities of the Public Company and the Private Company, and the historical operations of Private Company and operations of both companies from the closing date of the Share Exchange.

Item 2.01 Completion of Acquisition or Disposition of Assets.

The Merger and Related Transactions

As described in Item 1.01 above, on November 6, 2014, the Public Company and the Private Company closed the Share Exchange. The Private Company is in the business of advertising in publications, both print and online, in the cannabis marketplace.

Tax Treatment and Small Business

The Share Exchange is intended to constitute a tax free reorganization within the meaning of the Internal Revenue Code of 1986. Following the Share Exchange, the Combined Company continues to be a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K, as promulgated by the SEC.

FORM 10 INFORMATION

Prior to the Share Exchange, we were a public reporting company with nominal operations. While we did not deem ourselves a “shell company,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended and the rules and regulations promulgated thereunder (“Exchange Act”), in light of the lack of operations prior to the Share Exchange and the resulting change in our business, we are voluntarily providing the information as is required pursuant to Item 2.01(f) of Form 8-K, as if we were filing a general form for registration of securities on Form 10 under the Exchange Act for our common stock, which is the only class of our securities subject to the reporting requirements of Section 13 or Section 15(d) of the Exchange Act upon consummation of the Share Exchange.

BUSINESS

Freedom Leaf, Inc. was incorporated in 2014 to enter into advertising publications, in both print and online, in the cannabis marketplace.

The Company report its business under the following SIC Codes:

SIC Code	Description

2741	Miscellaneous Publishing
5960	Retail – Nonstore Retailers
5961	Retail – Catalog & Mail-Order Houses
7310	Services – Advertising
7380	Services – Miscellaneous Business Services
8742	Services – Management Consulting Services

Revenue Generation

The Company will generate revenue through paid advertising in publications, both print and online, in the cannabis/hemp marketplace. The Company will also earn revenue from consulting companies who are in our industry, contracting with companies to brand, market, and sell their products and/or services, provide seminars in this space, and sell branded products for the Company and others the Company represents.

Employees . As of July 24, 2015, we had six employees and various consultants. None of our employees are represented by a labor organization and we consider our relationship with our employees to be good.

Legal Proceedings. We are currently not a party to any material legal or administrative proceedings and are not aware of any pending legal or administrative proceedings against us. We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

Risk Factors. As a small reporting company, we are not obligated to include.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of Freedom Leaf, Inc., the private company, for the period from inception (June 2014) through November 6, 2014 (date of reverse merger) and should be read in conjunction with the financial statements of Freedom Leaf, Inc., the private company, and the notes to those financial statements that are included elsewhere in this Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as Freedom Leaf, Inc.’s plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Current Report on Form 10-Q. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

For a discussion and analysis of the Company’s financial condition and results of operations prior to the Share Exchange, please refer to the information set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which information and financial statements are incorporated herein by reference.

Overview

Prior to the Share Exchange, we were a startup company that originally intended to engage in the business of the acquisition of in demand equipment, cars, and goods with the intent to resale these in the in the U.S. territory or export to overseas countries.

We have had limited operations and have been issued a “going concern” opinion by our auditor, based upon our reliance on the sale of our common stock as the sole source of funds for our future operations.

On November 6, 2014, we entered into a share exchange agreement (the “Exchange Agreement”) with Freedom Leaf, Inc., a Nevada corporation (“Private Company”), and the Company’s sole officer and director Clifford J. Perry (“Perry”), being the owners of record of all of the issued share capital of Freedom Leaf, Inc. (the “FL Stock”). Pursuant to the Exchange Agreement, the Shareholders received an aggregate of 83,401,200 shares (48.1%) our common stock (consisting of a new issuance of shares and Mr. Perry’s transfer of all of his shares) and we received the FL Stock. As a result of the exchange of the FL Stock for the Acquisition Stock (the “Share Exchange”), Freedom Leaf, Inc. became our Company whereas the operations of Arkadia International, Inc. ceased, and there was a change of control of the Company.

Plan of Operations

We are currently devoting substantially all of our efforts in migrating to the news, arts and entertainment niche, with both in print and online publications. Principal business activities are still in the development stage and have not yet commenced.

Results of Operations

The following summary of our results of operations for the period July 1, 2014 through November 6, 2014, the date of the reverse merger.

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities, but we cannot guarantee that we will be able to achieve same.

The following table provides selected financial data about our company as of November 6, 2014.

Balance Sheet Data

November 6, 2014

Cash	$32,141
Total Assets	$47,361
Total Liabilities	$55,134
Stockholders’ Deficit	$(7,773)

For the Period July 1, 2014 Through November 6, 2014

During the period July 1, 2014 through November 6, 2014, the Company began its operation in the long-term business of advertising. We recorded revenue relating to consulting of $369,357.

Our operating expenses for operations for the period July 1, 2014 through November 6, 2014, was $377,130.

Liquidity and Capital Resources

Working Capital
November 6, 2014

Current Assets	$42,384
Current Liabilities	$55,134
Working Capital (Deficit)	$(12,750)

Cash Flows
For the Period
July 1, 2014
Through
November 6, 2014

Cash Flows Provided by Operating Activities	$33,534
Cash Flows Used in Investing Activities	$(1,393)
Cash Flows Provided by Financing Activities	$–
Net Increase in Cash During Period	$32,141

Cash Flow from Operating Activities

During the period July 1, 2014 through November 6, 2014, cash provided by operations was $32,141. The Company had a net loss of $7,773, but this loss was offset by an increase in other assets of $10,243, an increase in accounts payable of $16,134 and an increase in accounts payable to related parties of $39,000.

Cash Flow from Investing Activities

During the period July 1, 2014 through November 6, 2014, cash used in investing activities was $1,393 for the acquisition of intangible assets.

Cash Flow from Financing Activities

During the period July 1, 2014 through November 6, 2014, there was no cash flow from financing activities.

Critical Accounting Policy and Estimates

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions.  On a regular basis, we review our critical accounting policies and how they are applied in the preparation our financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our common stock as of November 6, 2015 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our common stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of the date of the respective table. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of the date of the respective table is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

The business address of each beneficial owner listed is 3571 E. Sunset Road, Suite 420, Las Vegas, Nevada 89120, unless otherwise noted. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

As of November 6, 2014, we had 173,401,200 shares of common stock issued and outstanding.

Pursuant to the Exchange Agreement, our sole officer and director, Clifford J. Perry agreed to transfer an aggregate of all of his shares of our common stock that he owned. Accordingly, after the Share Exchange, Mr. Perry owns 83,401,200 of common stock shares, or approximately 48.1%, of our issued and outstanding common stock.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Clifford J. Perry	1,355,312	5%
All officers and directors as a group (1 person)	1,355,312	5%

Changes in Control

As a result of the Share Exchange, Freedom Leaf, Inc. was merged into Freedom Leaf, Inc. (f/k/a Arkadia International, Inc.) and then was dissolved. The former shareholder of Freedom Leaf, Inc., the private company, owns approximately 48.1% of the shares of the Company outstanding post-exchange common stock. As a result, such person now controls the board.

Directors and Executive Officers

The following table and text set forth the names and ages of all directors and executive officers as of November 6, 2014 for our Company.

The officers of our company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as set forth below.

Name	Position Held	Age	Date First Elected or Appointed
Clifford J. Perry	Chief Executive Officer, Chief Financial Officer, Treasurer, Director (1)	62	November 6, 2014
Richard C. Cowan	Director (1)	74	November 6, 2014
Raymond P. Medeiros	Director	66	January 22, 2015

(1)	On November 6, 2014, Richard C. Cowan was appointed as Chief Executive Officer and Chief Financial Officer. On February 28, 2015, Mr. Cowan resigned from both positions. On March 1, 2015, Clifford J. Perry was appointed as Chief Executive Officer and Chief Financial Officer

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Clifford J. Perry – Chief Executive Officer, Chief Financial Officer, Treasurer and Director

Mr. Perry, co-founder, chief executive officer, chief financial officer, and director, has an extensive entrepreneurial background owning a number of Master Franchise operations with major franchisors, such as The Crab House and Cinnabon. He also took a real estate seminar company from $0 in revenue to over $3 million in gross revenues within one year. In 2009, for that year only, he was Executive Vice President of Business Development for the first U.S. public company in the Marijuana Industry, Medical Marijuana, Inc. (MJNA). He created the first revenue source for Medical Marijuana, Inc., utilizing his expertise in educational training seminars, branding, licensing and event planning to develop and produce the “National Medical Marijuana Educational Expo.” Mr. Perry has been consulting to companies in this space since 2009.  Mr. Perry has, over his business career, been either a consultant or a principle, involved in Franchising, Licensing, Network Marketing, Trademark, Copyright & Patents, Print, Indoor/Outdoor/Digital Advertising, Telephony, Hotel, Resort, Restaurant, Hospitality, Nightclub, Event Production, Concert Promotion, Video & Film Production, Business Aviation, Luxury and High Performance Auto Restoration, Oil & Gas, Mining, Shipping, Counter Trade, Traditional, Alternative & Complimentary Healthcare, Non-Profit Fundraising.

Richard C. Cowan - Director

Mr. Cowan is a renowned activist, published writer and former National Director of the National Organization for the Reform of Marijuana Laws (NORML); is a current Board Member of The Marijuana News; and Co-Founder of Freedom Leaf, Inc. He worked with Cannabis Science, Inc. (CBIS) from 2009 until he retired in 2014. In 2015, Mr. Cowan was recently reappointed to the Board of NORML and is internationally active in the cannabis legalization movement. Mr. Cowan holds a B.A. in Economics from Yale University.

Raymond P. Mederios - Director

Raymond P. Mederios, 66, director, is an experienced entrepreneur and marketing executive, has focused on successfully investing in the turnaround of financially troubled companies and has founded several start-up companies. Mr. Medeiros has managed many facets of operating a successful business including: operations, finance, human relations, sales and marketing in retail, import, manufacturing, hospitality, financial services and computer technology. Mr. Mederios was involved with Runco International (www.runco.com), a high technology consumer manufacturer, as a Senior Executive for nearly eight years. Mr. Medeiros reported to, and worked with, the CEO, to develop company strategy and manage IT. Additionally, he advised the Vice President of Marketing, and had oversight over the finance and legal operations.  The company was sold to a public company, Planar Systems, Inc. In 1992, Medeiros founded NewGate Internet, a pioneer Internet company, which was one of the first companies to market on the Internet and effectively assisted companies, such as the Gap and LEGO, to use the Internet to brand themselves. NewGate was recognized as an industry leader in paid search for online retailers. In 2006, it was sold to iCrossing (www.icrossing.com), a Hearst Corporation. Over the past 40 years, Mr. Medeiros has worked with a number of non-profit organizations as a volunteer and/or board member. In 2012, he founded a new non-profit called Business Cares to match non-profits with businesses developing creative projects that benefit both organizations: raising funds for the non-profit and goodwill for the business. He holds a BS in Business Administration with an emphasis in Marketing from Kent State University.

Involvement in Certain Legal Proceedings

To the best of the Company’s knowledge, none of the following events occurred during the past ten years that are material to an evaluation of the ability or integrity of any of our executive officers, directors or promoters:

(1) A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity;

(5) Found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6) Found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) Any Federal or State securities or commodities law or regulation; or

(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Corporate Governance & Board Independence

Our Board of Directors consists of one director and has not established a Nominating or Governance Committees as standing committees. The Board does not have an executive committee or any committees performing a similar function. We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent.

Due to our lack of operations and size, and since we are not currently listed on a national securities exchange, we are not subject to any listing requirements mandating the establishment of any particular committees; all functions of a nominating/governance committee  were performed by our whole board of directors.  Our board of directors intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges as necessary. Our board of directors does not believe that it is necessary to have such committees at the early stage of the company’s development, and our board of directors believes that the functions of such committees can be adequately performed by the members of our board of directors.

We believe that members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

Board Leadership Structure and the Board’s Role in Risk Oversight.

The Board of Directors is led by the Chairman who is also the Chief Executive Officer. Although our sole officer is also our sole director, the Board believes that the most effective leadership structure at this time is not to separate the roles of Chairman and Chief Executive Officer. A combined structure provides the Company with a single leader who represents the company to our stockholders, regulators, business partners and other stakeholders, among other reasons set forth below.

●	This structure creates efficiency in the preparation of the meeting agendas and related Board materials as the Company’s Chief Executive Officer works directly with those individuals preparing the necessary Board materials and is more connected to the overall daily operations of the Company. Agendas are also prepared with the permitted input of the full Board of Directors allowing for any concerns or risks of any individual director to be discussed as deemed appropriate. The Board believes that the Company has benefited from this structure, and Mr. Perry's continuation in the combined role of the Chairman and Chief Executive Officer is in the best interest of the stockholders.

●	The Company believes that the combined structure is necessary and allows for efficient and effective oversight, given the Company’s relatively small size, its corporate strategy and focus.

The Board of Directors does not have a specific role in risk oversight of the Company. The Chairman, President and Chief Executive Officer and other executive officers and employees of the Company provide the Board of Directors with information regarding the Company’s risks.

EXECUTIVE COMPENSATION

The following tables set forth, for the period of July 1, 2014 through November 6, 2014 of the Company, the total compensation awarded to, earned by or paid to any person who was a principal executive officer during the preceding fiscal year and every other highest compensated executive officers earning more than $100,000 during the last fiscal year (together, the “Named Executive Officers”). The tables set forth below reflect the compensation of the Named Executive Officers.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard C. Cowan(1)	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director

(1)	Mr. Perry was appointed as President, Chief Executive Officer, Chief Financial Officer, Treasurer, and a Director of the company on November 6, 2014.

Narrative Disclosure to Summary Compensation Table

Other than set out below, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Grants of Plan-Based Awards

There were no grants of plan based awards during the period July 1, 2014 through November 6, 2014.

Outstanding Equity Awards at End of Period

There were no outstanding equity awards as of November 6, 2014.

Option Exercises and Stock Vested

During the period ended November 6, 2014 there were no options exercised by our named officer.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Certain Relationships and Related Transactions

None.

Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Our company's common stock is quoted on the OTC Pink under the symbol “FRLF.” Our stock did not begin trading until February 10, 2014.

The following table sets forth the quarterly high and low bid prices for fiscal 2014 and the first three quarters of fiscal 2015. The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions

	High	Low
Fiscal 2014
Quarter ended March 31, 2014	$0.25	$0.25
Quarter ended June 30, 2014	$0.25	$0.25
Fiscal 2015
Quarter ended September 30, 2014	$1.05	$0.25

Holders . As of November 6, 2014, there were 13 stockholders of record and an aggregate of 173,401,200 shares of our common stock were issued and outstanding. Our common shares are issued in registered form. The transfer agent of our company's common stock is Globex Transfer, LLC at 780 Deltona Blvd., Suite 202, Deltona, FL 32725.

Dividend Policy . We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans . We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

RECENT SALES OF UNREGISTERED SECURITIES

Information on any and all equity securities we have sold during the past fiscal year that were not registered under the Securities Act of 1933, as amended is set forth below. All of the transactions listed below were made pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(a)(2) of the Securities Act or Rule 506(b) of Regulation D promulgated thereunder, for sales not involving a public offering, unless otherwise noted. The securities issued have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

As more fully described in Item 2.01 above, in connection with the Exchange Agreement, the Company issued a total of 83,401,200 shares of our common stock to Clifford Perry. In addition, our chief executive officer transferred 10,096,229 shares of common stock that he owns to Freedom Leaf, Inc.’s shareholders. Reference is made to the disclosures set forth under Item 2.01 of this Form 8-K, which disclosures are incorporated herein by reference. The issuance of the common stock to the Freedom Leaf, Inc.’s shareholders pursuant to the Exchange Agreement was exempt from registration in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended (the “1933 Act”) and Regulation S of the 1933 Act.

DESCRIPTION OF REGISTRANT’S SECURITIES

The following description is only a summary of certain significant provisions of the rights, preferences, qualifications and restrictions of the Company’s capital stock.

Authorized Capital Stock

The Company’s authorized capital stock consists of 500,000,000 shares of common stock, $0.0001 par value per share.

Immediately prior to the Share Exchange, 90,000,000 shares of the Company’s Common Stock were outstanding and were held of record by minimal holders. Immediately following the Share Exchange, there were 173,401,200 shares of Common Stock outstanding held by 4 holders.

Common Stock

The holders of the Company’s common stock:

1. Have equal ratable rights to dividends from funds legally available, when, as and if declared by the Board of Directors;

2. Are entitled to share ratably in all of assets available for distribution to holders of common stock upon liquidation, dissolution, or winding up of corporate affairs;

3. Do not have preemptive, subscription or conversion rights; and there are no redemption or sinking fund provisions or rights; and

4. Are entitled to one vote per share on all matters on which stockholders may vote.

Holders of the Company’s common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares voting for the election of directors can elect all of the directors to be elected, if they so choose, and, in such event, the holders of the remaining shares will not be able to elect any directors.

The declaration of any cash dividend will be at the discretion of the Company’s Board of Directors and will depend upon earnings, if any, capital requirements and our financial position, general economic conditions, and other pertinent conditions.

Transfer Agent

The transfer agent and registrar for our common stock is: Globex Transfer, LLC, 780 Deltona Blvd., Suite 202, Deltona, FL 32725; Phone: (813) 344-4490; Fax: (386) 267-3124; website: www.globextransfer.com.

Acquisition of Controlling Interest

The Nevada Revised Statutes contain provisions governing acquisition of a controlling interest of a Nevada corporation. These provisions provide generally that any person or entity that acquires a certain percentage of the outstanding voting shares of a Nevada corporation may be denied voting rights with respect to the acquired shares, unless certain criteria are satisfied. Our bylaws are silent on this, but we will not impose such provisions on any existing stockholders.

INDEMNIFICATION OF OFFICERS AND DIRECTORS

Our Articles of Incorporation and Bylaws provide for the indemnification of a present or former director or officer. We indemnify any director, officer, employee or agent who is successful on the merits or otherwise in defense on any action or suit. Such indemnification shall include, but not necessarily be limited to, expenses, including attorney’s fees actually or reasonably incurred by him. Nevada law also provides for discretionary indemnification for each person who serves as or at our request as an officer or director. We may (and in the case of an officer or director, shall) indemnify such individual against all costs, expenses and liabilities incurred in a threatened, pending or completed action, suit or proceeding brought because such individual is a director or officer. Such individual must have conducted himself in good faith and reasonably believed that his conduct was in, or not opposed to, our best interests. In a criminal action, he must not have had a reasonable cause to believe his conduct was unlawful.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements and pro forma financial information relating to the Company contained in Item 9.01 of this Current Report on Form 10-Q, which is incorporated herein by reference.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For a discussion of the Company’s changes in and disagreements with accountants on accounting and financial disclosure, please refer to the information set forth under Item 4.04 in the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2014, which information is incorporated herein by reference.

Item 3.02 Unregistered Sales of Equity Securities.

Reference is made to the disclosures set forth in Items 1.01 and 2.01 of this Current Report on Form 10-Q, which disclosures are incorporated by reference into this Item 3.02.

The information contained in this Current Report on Form 10-Q is not an offer to sell or the solicitation of an offer to buy the Company’s common stock or any other securities of the company, but merely included to disclose the terms of the transaction mentioned herein.

Item 5.01 Changes in Control of Registrant.

Reference is made to the disclosures set forth in Items 1.01 and 2.01 of this Current Report on Form 10-Q, which disclosures are incorporated by reference into this Item 5.01. Other than the transactions and agreements described in such Items, our officers and directors know of no arrangements that may result in a change in control of the Company at a subsequent date.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Reference is made to the disclosures set forth in Item 2.01 of this Current Report on Form 10-Q, which disclosures are incorporated by reference into this Item 5.02.

Item 5.06 Change in Shell Company Status.

As stated elsewhere in this Report, while we have not deemed ourselves a shell company, as that term is defined in Rule 12b-2 promulgated under the Exchange Act, given our lack of operations immediately prior to the Share Exchange, we think it is worthwhile to definitively state that following the closing of the Share Exchange as described above under Item 2.01 of this Current Report on Form 8-K, we shall not be a shell company as that term is defined in Rule 12b-2 promulgated under the Exchange Act. Reference is made to the disclosures set forth in Item 2.01 of this Current Report on Form 8-K, which disclosures are incorporated by reference into this Item 5.06.

Item 9.01 Financial Statements and Exhibits

Reference is made to the shares of Freedom Leaf, Inc. acquired under the Share Exchange Agreement, as described in Item 2.01, which is incorporated herein by reference. As a result of the closing of the Share Exchange, our primary operations consist of the business and operations of Freedom Leaf, Inc., the private company. Accordingly, we are presenting the financial statements of Freedom Leaf, Inc., the private company, for the period July 1, 2015 (inception) through November 6, 2014.

(a) Financial statements of business acquired.

The audited financial statements of Freedom Leaf, Inc. as of and for the period ended November 6, 2014 from July 1, 2014 (inception), including the notes to such financial statements, are incorporated herein by reference to Exhibit 99.1 of this Current Report on Form 10-Q.

(b) Pro forma financial information.

The unaudited pro forma financial information of the Company is incorporated herein by reference to Exhibit 99.3 of this Current Report on Form 10-Q.

(c) Shell company transactions.

Reference is made to the disclosure set forth in Items 9.01(a) and 9.01(b), which disclosure is incorporated herein by reference.

(d) Exhibits

Exhibit	Description
4.1	Articles of Incorporation (Incorporated by reference to Registration Statement on Form S-1, filed on July 22, 2013)
4.2	Bylaws (Incorporated by reference to Registration Statement on Form S-1, filed on July 22, 2013)
10.1	Share Exchange Agreement dated November 6, 2014 (Incorporated by reference to Form 10-Q/A for the period ended December 31, 2014, filed on September 10, 2015).
10.2	Audit for the Period Ended November 6, 2014 of Freedom Leaf, Inc., the private Company (Incorporated by reference to Form 10-Q/A for the period ended December 31, 2014, filed on September 10, 2015).
99.1	Financial Statements for Freedom Leaf, Inc. for the period July 1, 2014 through November 6, 2014
99.2	Pro Forma Financial Statements+

+ Filed Herewith.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report are as follows:

	(1)	Financial Statements and Report of Independent Registered Public Accounting Firm

	(2)	Financial Statement Schedules

None required.

	(3)	Exhibits:

The exhibit list required by this item is incorporated by reference to the Exhibit Index included in this Current Report on Form 10-Q.

Item 6. Exhibits

Exhibit No.	Description
10.1	Share Exchange Agreement dated November 6, 2014.
10.2	Audit for the Period Ended November 6, 2014 of Freedom Leaf, Inc., the private company
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Freedom Leaf Inc.

Dated: September 11, 2015	By: /s/ Clifford J. Perry
Clifford J. Perry
President and Chief Executive Officer