Form 10-Q/A
period 2015-03-31
Freedom Leaf Inc.
filed 2015-09-15
CIK 1581545

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

As of September 1, 2015 there were 174,211,200 shares of common stock, par value $0.001 per share outstanding.

Explanatory Note

The purpose of this Amendment No. 1 to Freedom Leaf, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, filed with the Securities and Exchange Commission on May 15, 2015 (the “Form 10-Q”), is to amend the Form 10-Q to properly reflect the reverse merger with Freedom Leaf, Inc. and Arkadia International, Inc. and the effect on the financials and other applicable disclosures.

FREEDOM LEAF, INC.

FORM 10-Q/A

MARCH 31, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FREEDOM LEAF, INC.

(f/k/a Arkadia International, Inc.)

Balance Sheets

(Unaudited)

	March 31,	June 30,
	2015	2014

ASSETS

Current assets
Cash	$234	$–
Accounts receivable	4,105	–
Other receivable	1,412	–
Prepaid expense	833	–
Total current assets	6,584	–

Intangible assets, net	3,998	–
Other assets	3,819	–

Total assets	$14,401	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$2,179	$–
Accounts payable to related parties	6,955	–
Accrued expenses	5,938	–
Deferred revenue	2,300	–

Total current liabilities	17,372	–

Long-term liabilities
Payable to related party	233,355	–

Total long-term liabilities	233,355	–

Total liabilities	250,727	–

Commitments and contingencies (Note 3)

Stockholders' deficit
Common stock, $0.001 par value, 500,000,000 and 75,000,000 shares authorized, respectively, 174,181,200 and 0 shares issued, issuable, and outstanding at March 31, 2015 and June 30, 2014, respectively	174,181	–
Additional paid-in capital	(152,767)	–
Accumulated deficit	(258,040)	–
Total stockholders' deficit	(236,326)	–

Total liabilities and stockholders' equity (deficit)	$14,401	$–

See accompanying notes to unaudited financial statements.

FREEDOM LEAF, INC.

(f/k/a Arkadia International, Inc.)

Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2015	2014	2015	2014

Revenue, net	$49,237	$–	$579,041	$–

Operating expenses
Direct costs of revenue	141,027	–	233,936	–
General and administrative	147,911	–	556,272	–
Marketing expense	1,182	–	46,873	–

Net loss	$(240,883)	$–	$(258,040)	$–

Net loss per share - basic and diluted	$(0.00)	$–	$(0.00)	$–

Weighted average number of shares outstanding - basic and diluted	174,181,200	–	173,834,533	–

See accompanying notes to unaudited financial statements.

FREEDOM LEAF, INC.

(f/k/a Arkadia International, Inc.)

Statements of Cash Flows

For the Nine Months Ended March 31,

(unaudited)

	2015	2014
Cash flows from operating activities:
Net loss	$(258,040)	$–
Adjustments to reconcile net loss to net cash used in operations:
Issuance of common stock for services	12,500	–
Changes in operating assets and liabilities:
Accounts receivable	(4,105)	–
Other receivable	(1,412)
Prepaid expense	(833)	–
Other assets	(3,819)	–
Accounts payable	2,179	–
Accounts payable to related parties	6,955	–
Accrued expenses	5,938	–
Deferred revenue	2,300	–
Net cash used in operating activities	(238,337)	–

Cash flows provided by investing activities
Intangible asset acquired	(3,998)	–
Net cash provided by investing activities	(3,998)	–

Cash flows from financing activities:
Proceeds from related party	233,355	–
Net cash provided by financing activities	233,355	–

Net decrease in cash	(8,980)	–

Cash at beginning of period	9,214	–

Cash at end of period	$234	$–

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

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $258,040 and used cash in operating activities of $238,337 for the nine months ended March 31, 2015. The Company had working capital deficit, stockholders’ deficiency and accumulated deficit of $10,788, $236,326 and $258,040, respectively, at March 31, 2015. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

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

Revenue Recognition

The Company recognizes revenue for our services in accordance with ASC 605-10, “Revenue Recognition in Financial Statements.” Under these guidelines, revenue is recognized on transactions when all of the following exist: persuasive evidence of an arrangement did exist, delivery of service has occurred, the sales price to the buyer is fixed or determinable and collectability is reasonably assured. The Company has two primary revenue streams as follows:

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

FREEDOM LEAF, INC.

(f/k/a Arkadia International, Inc.)

Notes to Financial Statements

March 31, 2015

(unaudited)

Note 2 – Stockholders’ Equity (Deficit) (continued)

On November 10, 2014, the Company issued 780,000 shares of common stock to Vincent Moreno for consulting services from November 10, 2014 through April 10, 2015. The Company’s stock is thinly traded therefore the valuation of the issuance was based on the value of the services, which was $12,500. The Company is amortizing the related expense over the term of the services. As of December 31, 2014, the stock has not been issued therefore is classified as issuable.

Note 3 – Intangible Assets

The Company has $3,998 recorded for various trademarks (Hemp Inspired®, Cannabizu®, and Cannabiz®) as of March 31, 2015.

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

Note 5 – Restatement of Prior Period Financial Statements

Balance Sheet, Statement of Operations and Statement of Cash Flows

The Company restated its previously issued financial statements included in the original Quarterly Report on Form 10-Q for the nine months ended March 31, 2015 to reflect the effects of accounting and reporting errors resulting from a deficiency in its accounting and financial statement preparation process. This error and the related adjustments resulted in an understatement of net loss of $226,257 for the nine months ended March 31, 2015 and the understatement and overstatement of $14,401 and $138,475 of total assets and accumulated deficits, respectively, as of March 31, 2015. The revisions applied to the affected individual line items in the consolidated financial statements are as follows:

In connection with the subsequent review of the Company’s financial statements for the period ended March 31, 2015, certain errors associated with the Company’s recognition of the merger of Arkadia International, Inc. with Freedom Leaf, Inc., effective November 6, 2014, resulted in the Company’s financial statements to be restated. The error related to the exclusion of the financials of Freedom Leaf, Inc., the private company, into the presented financial statements as filed.

The following tables present the impact of the financial statement omission for the financials of Freedom Leaf, Inc., the private company, on the Company’s previously reported financial statements for the period ended March 31, 2015.

Balance Sheet

	March 31, 2015
	As previously reported	Adjustments	As restated

ASSETS

Current assets
Cash	$–	$234	$234
Accounts receivable	–	4,105	4,105
Other receivable	–	1,412	1,412
Prepaid expense	–	833	833
Total current assets	–	6,584	6,584

Intangible assets, net	–	3,998	3,998
Other assets	–	3,819	3,819

Total assets	$–	$14,401	$14,401

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$–	$2,179	$2,179
Accounts payable to related parties	22,569	(15,614)	6,955
Accrued expenses	–	5,938	5,938
Deferred revenue	–	2,300	2,300

Total current liabilities	22,569	(5,197)	17,372

Long-term liabilities
Payable to related party	–	233,355	233,355
Total long-term liabilities	–	233,355	233,355

Total liabilities	22,569	228,158	250,727

Commitments and contingencies

Stockholders' deficit
Common stock	7,500	166,681	174,,181
Additional paid-in capital	89,496	(242,263)	(152,767)
Accumulated deficit	(119,565)	(138,475)	(258,040)
Total stockholders' deficit	(22,569)	(213,757)	(236,326)

Total liabilities and stockholders' deficit	$–	$14,401	$14,401

Statements of Operations

	For the three months ended			For the nine months ended
	March 31, 2015			March 31, 2015
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

Revenue, net	$–	$49,237	$49,237	$–	$579,041	$579,041

Operating expenses
Direct costs of revenue	–	141,027	141,027	–	233,936	233,936
General and administrative	22,569	125,342	147,911	31,783	524,489	556,272
Marketing expense	–	1,182	1,182	–	46,873	46,873

Net loss	$(22,569)	$(218,314)	$(240,883)	$(31,783)	$(226,257)	$(258,040)

Statements of Cash Flows

	For the Nine Months Ended March 31, 2015
	As previously reported	Adjustments	As restated
Cash flows from operating activities:
Net loss	$(31,783)	$(226,257)	$(258,040)
Adjustments to reconcile net loss to net cash used in operations:
Issuance of common stock for services	–	12,500	12,500
Changes in operating assets and liabilities:
Accounts receivable	–	(4,105)	(4,105)
Other receivable		(1,412)	(1,412)
Prepaid expense	–	(833)	(833)
Other assets	–	(3,819)	(3,819)
Accounts payable	–	2,179	2,179
Accounts payable to related parties	22,569	(15,614)	6,955
Accrued expenses	–	5,938	5,938
Deferred revenue	–	2,300	2,300
Net cash used in operating activities	(9,214)	3,998	(5,216)

Cash flows provided by investing activities
Intangible asset acquired	–	(3,998)	(3,998)
Net cash provided by investing activities	–	(3,998)	(3,998)

Cash flows from financing activities:
Proceeds from related party	–	233,355	233,355
Net cash provided by financing activities	–	233,355	233,355

Net increase (decrease) in cash	(9,214)	234	(8,980)

Cash at beginning of period	9,214	–	9,214

Cash at end of period	$–	$234	$234

Note 6 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements, except as stated herein.

On April 15, 2015, the Company granted Jared Baker 30,000 shares of common stock for consulting services. The Company’s stock is thinly traded therefore the valuation was based on the value of the services, which was $2,500.

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

On November 6, 2014, Freedom Leaf, Inc., a private company, completed a reverse merger with Freedom Leaf, Inc. (f/k/a Arkadia International, Inc.).

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

Results of Operations

For the Three Months Ended March 31, 2015 and 2014

Revenues

Our revenue was $49,237 for the three months ended March 31, 2015, compared to $0 for the three months ended March 31, 2014. Direct costs of revenues were $141,027 and $0 for the three months ended March 31, 2015 and 2014, respectively. The increases in revenues and cost of revenues are attributable to the change in control of the Company and the related change in business direction.

Operating Expenses

For the three months ended March 31, 2015 our total operating expenses were $147,911 compared to $0 for the three months ended March 31, 2014 resulting in an increase of $147,911. As a result, net loss was $240,883 for the three months ended March 31, 2015 compared to net loss of $0 for the three months ended March 31, 2014. The increases in operating expenses and net loss were attributable to the change in control of the Company and the related change in business direction.

For the Nine Months Ended March 31, 2015 and 2014

Revenues

Our revenue was $579,041 for the nine months ended March 31, 2015, compared to $0 for the nine months ended March 31, 2014. Costs of revenues were $233,936 and $0 for the nine months ended March 31, 2015 and 2014, respectively. The increases in revenues and decreases in direct costs of revenues are attributable to the change in control of the Company and the related change in business direction.

Operating Expenses

For the nine months ended March 31, 2015 our total operating expenses were $556,272 compared to $0 for the nine months ended March 31, 2014 resulting in an increase of $556,272. As a result, net loss was $258,040 for the nine months ended March 31, 2015 compared to net income of $0 for the nine months ended March 31, 2014. The increases in operating expenses and net loss were attributable to the change in control of the Company and the related change in business direction.

Liquidity and Capital Resources

Overview

As of March 31, 2015, the Company had $234 in cash. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $50,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees.

Liquidity and Capital Resources during the Nine Months Ended March 31, 2015 compared to the Nine Months Ended March 31, 2014

We used cash in operations of $238,337 for the nine months ended March 31, 2015 compared to cash used in operations of $0 for the nine months ended March 31, 2014. The negative cash flow from operating activities for the nine months ended March 31, 2015 is attributable to the Company's net loss from operations of $258,040. Cash used in operations for the nine months ended March 31, 2014 is attributable to the Company's net loss of $0.

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

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had revenue of $579,041 and net losses of $258,040 for the nine months ended March 31, 2015 compared to revenue of $0 and net losses of $0 for the nine months ended March 31, 2014. The Company had working capital deficiency, stockholders’ deficit, and accumulated deficit of $10,788, $236,326 and $258,040, respectively, at March 31, 2015, and used cash in operations of $238,337 in the nine months ended March 31, 2015. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels. The unaudited financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

On April 15, 2015, the Company granted 30,000 shares of common stock to Jared Baker in exchange for consulting services.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
4.1	Articles of Incorporation (Incorporated by reference to Registration Statement on Form S-1, filed on July 22, 2013)
4.2	Bylaws (Incorporated by reference to Registration Statement on Form S-1, filed on July 22, 2013)
10.1	Share Exchange Agreement dated November 6, 2014 (Incorporated by reference to Form 10-Q/A for the period ended December 31, 204, filed on September 10, 2015)
10.2	Audit for the Period Ended November 6, 2014 of Freedom Leaf, Inc., the private company (Incorporated by reference to Form 10-Q/A for the period ended December 31, 2104, filed on September 10, 2015)
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Freedom Leaf, Inc.

Dated: September __, 2015	By: /s/ Clifford J. Perry
Clifford J. Perry
Chief Executive Officer and Chief Financial Officer