Form 10-K
period 2015-06-30
Freedom Leaf Inc.
filed 2015-10-06
CIK 1581545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________________________________

FORM 10-K

_______________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number: 333-190067

______________________________________________

FREEDOM LEAF, INC.

(Exact name of registrant as specified in its charter)

_______________________________________________

Nevada	46-2093679
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3571 E. Sunset Road, Suite 420 Las Vegas, NV	89120
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code: (702) 499-6022

____________________________________________

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value

(Title of class)

____________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes      ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes      ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer   ☐      Accelerated Filer   ☐      Non-Accelerated Filer    ☐      Smaller Reporting Company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☒ No

On December 31, 2014, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $28,279,357, based upon the closing price on that date of the common stock of the registrant on the OTC Bulletin Board system of $1.16. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of September 16, 2015, the registrant had 174,181,200 shares of its common stock, $0.001 par value, outstanding.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our financial statements for Freedom Leaf, Inc. Such discussion represents only the best present assessment from our Management.

PART I

Item 1. Business.

General Overview

Freedom Leaf, Inc. (the “Company”) was incorporated in the State of Nevada on February 21, 2013, under the name of Arkadia International, Inc. The Company was originally engaged in the business of the acquisition of in demand equipment, cars, and goods with the intent to resell these in the U.S. territories or export to overseas countries.

On October 3, 2014, the Company experienced a change in control. Richard C. Cowan acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between Mr. Cowan and Vladimir and Galina Shekhtman (“Sellers”). On the closing date, October 3, 2014, pursuant to the terms of the Stock Purchase Agreement, Cowan purchased from the Sellers 6,950,100 shares of the Company’s outstanding restricted common stock for $100,000, representing 93% of the total issued and outstanding at that time.

On November 6, 2014, the Company merged with Freedom Leaf, Inc., a private Nevada corporation. The Company changed its name from Arkadia International, Inc., to Freedom Leaf, Inc. As a result of the merger, the private company was dissolved. See Note 2 for related discussion.

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

We are currently devoting substantially all of our efforts in migrating to the news, arts and entertainment niche, with both in print and online publications. Principal business activities are still in the development stage and have not yet commenced. The Company will generate revenue through paid advertising in publications, both print and online, in the cannabis/hemp marketplace. The Company will also earn revenue from 1) providing consulting services to companies who are in our industry, 2) contracting with companies to brand, market, and sell their products and/or services, 3) provide seminars in this space, and 4) sell branded products for the Company and others the Company represents.

The Company reports its business under the following SIC Codes:

SIC Code	Description

2741	Miscellaneous Publishing
5960	Retail – Nonstore Retailers
5961	Retail – Catalog & Mail-Order Houses
7310	Services - Advertising
7380	Services – Miscellaneous Business Services
8742	Services – Management Consulting Services

Our corporate headquarters are located at 3571 E. Sunset Road, Suite 420, Las Vegas, Nevada 89120. The Company’s primary web site is www.freedomleaf.com and www.cannabizu.com. These web sites is not incorporated in this Form 10-K.

Overview

Freedom Leaf has now published and circulated hundreds of thousands of copies of our nine editions in 32 states with the assistance of over 160 activist marketers. Freedom Leaf magazine, “The Good News in Marijuana Reform™,” reports on arts, fashion, and lifestyle, all of the elements of the burgeoning cannabis movements. Freedom Leaf magazine provides activists, consumers, patients and entrepreneurs with a means to stay informed on the emerging industry's most cutting edge marijuana-related information, innovations and legislation. It is distributed nationally through chapters of the National Organization for the Reform of Marijuana Laws (NORML.org), Students for a Sensible Drug Policy (SSDP.org), and WomenGrow.com, as well as through participating medical and recreational dispensaries, smoke and vape shops, doctors and attorneys’ offices, and others in the marijuana industry. It is also available online at www.FreedomLeaf.com/ezine.

Freedom Leaf is also expanding its online presence. Freedom Leaf has an entire platform of content suited for every aspect of advertising and marketing to consumers from all businesses in the cannabis industry. These sites incorporate many aspects of the marijuana industry and movement.

The Industry

The following is a report on the industry, “Legal Marijuana Is The Fastest-Growing Industry In The U.S.: Report,” as published in HuffPost Business (The Huffington Post) on January 26, 2015 and updated on January 28, 2015.

Legal marijuana is the fastest-growing industry in the United States and if the trend toward legalization spreads to all 50 states, marijuana could become larger than the organic food industry, according to The Huffington Post.

Researchers from The ArcView Group, a cannabis industry investment and research firm based in Oakland, California, found that the U.S. market for legal cannabis grew 74 percent in 2014 to $2.7 billion, up from $1.5 billion in 2013.

The group surveyed hundreds of medical and recreational marijuana retailers in states where sales are legal, as well as ancillary business operators and independent cultivators of the plant, over the course of seven months during 2013 and 2014. ArcView also compiled data from state agencies, nonprofit organizations and private companies in the marijuana industry for a more complete look at the marketplace.

“In the last year, the rise of the cannabis industry went from an interesting cocktail conversation to being taken seriously as the fastest growing industry in America,” Troy Dayton, CEO of The ArcView Group and publisher of the third edition of the State of Legal Marijuana Markets, said in the executive summary of the report. “At this point, it’s hard to imagine that any serious businessperson who is paying attention hasn’t spent some time thinking about the possibilities in this market.”

Graph courtesy of ArcView Market Research.

The report also projects a strong year for legal marijuana in 2015 and projects 32 percent growth in the market. Dayton said that places "cannabis in the top spot" when compared with other fast-growing industries.

Over the next five years, the marijuana industry is expected to continue to grow, with ArcView predicting that 14 more states will legalize recreational marijuana and two more states will legalize medical marijuana. At least 10 states are already considering legalizing recreational marijuana in just the next two years through ballot measures or state legislatures.

To date, four states -- Colorado, Washington, Alaska and Oregon -- have legalized retail marijuana. Washington, D.C., voters also legalized recreational marijuana use, but sales currently remain banned. Twenty-three states have legalized medical cannabis. Still, marijuana remains illegal at the federal level.

The report projects that, by 2019, all of the state-legal marijuana markets combined will make for a potential overall market worth almost $11 billion annually.

MEDICAL USE
LEGISLATION
Medical Use 1996-2000
Medical Use 2001-2005
Medical Use 2006-2010
Medical Use 2011-2014
Medical Use 2015-2016 (projected)
No Medical Use Law

74% GROWTH IN 2014

U.S. legal cannabis market **GREW** from **$1.5 BILLION** in **2013** to **$2.7 BILLION** in **2014**

80%
RETAIL
20%
WHOLESALE
$2.7
BILLION
TOTAL SALES

82%
MEDICAL USE
18%
ADULT USE
$1.2
BILLION
RETAIL SALES

Graph courtesy of ArcView Market Research.

The report also breaks out some interesting marijuana trends from around the nation. California still has the largest legal cannabis market in the U.S., at $1.3 billion. Arizona was found to have the fastest-growing major marijuana market in 2014, expanding to $155 million, up more than $120 million from the previous year. Medical marijuana is already legal in Arizona and California and recreational legalization measures are likely to appear on the 2016 ballots in both states.

More than 1.5 million shoppers purchased legal marijuana from a dispensary, either medical or recreational, in 2014. Five states now boast marijuana markets that are larger than $100 million, and in Colorado and Washington -- the first states to open retail marijuana shops in the U.S. -- consumers bought $370 million in marijuana products last year.

Oregon and Alaska are expected to add a combined $275 million in retail marijuana sales in their first year of operation, the report projects. And while D.C. has also legalized recreational marijuana use, ArcView couldn't project a market size in the District because of an ongoing attempt by congressional Republicans to block the new law.

$2.7 BILLION U.S. CANNABIS SALES BY STATE IN 2014

Colorado
30%
Michigan
4%
Oregon
2%
Washington
8%
Arizona
6%
All Others
1%
California
49%

Source: ArcView Market Research (consumer and wholesale sales)

Graph courtesy of ArcView Market Research.

The huge growth potential of the industry appears to be limited only by the possibility of states rejecting the loosening of their drug laws. The report projects a marijuana industry that could be more valuable than the entire organic food industry -- that is, if the legalization trend continues to the point that all 50 states legalize recreational marijuana. The total market value of all states legalizing marijuana would top $36.8 billion -- more than $3 billion larger than the organic food industry.

"These are exciting times," Dayton said in the executive summary, "and new millionaires and possibly billionaires are about to be made, while simultaneously society will become safer and freer."

Industry Statistics

According to ArcView the current value of legal marijuana market is $3 billion+ (as of August 2015) with 14,000+ legal dispensaries. It grew 74% in 2014 and expected to grow another 32% in 2015. If you include revenue generated by ancillary companies (manufacturers who create plant-harvesting machinery, lawyers who represent growers, CPAs and accountants who advise startups), the numbers soar to somewhere in the $9.6-$11 billion range — nearly double the 2013 total of $5.7 billion. It is expected that the annual revenues from these ancillary companies will grow alongside cannabis sales.

23 States have legalized medical marijuana with 11 more pending legislation in 2015.

According to the England Journal of Medicine, 76% of clinicians polled worldwide believe that the medicinal benefits outweigh the risks and potential harms. Within the next 5 years, the legal cannabis industry is expected to out earn the US film industry, the organic foods industry and more than triple the revenues of the NFL. (Source: http://www.nejm.org/doi/full/10.1056/NEJMclde1305159)

53% of Americans support marijuana legalization according to Pew Research. (Source: http://www.pewresearch.org/fact-tank/2015/04/14/6-facts-about-marijuana/)

6

Customers

Our customers are companies in the Cannabis/Hemp Industry. Two main services that we provide our clients: 1) Advertising in our magazine, website and email blasts; and, 2) branding and marketing services in order to aid companies in our space to develop their brand as well as market and sell their products.

Our customers are also consumers in the Cannabis Marketplace seeking to purchase our products, magazine subscriptions, seminars, expos, education classes and the productions or services of our commercial clients

Licensing: We are providing licenses to individuals who wish to market and sell the Freedom Leaf magazine and website advertising, products, services, seminars as well as other products and services that we develop for those companies that we provide our branding and marketing services. The licenses are available for individuals in States, Cities and Countries.

We are negotiating with companies overseas for the Freedom Leaf licenses to market and sell the Freedom Leaf magazine, website advertising, products, services, seminars and other products and services that we develop for those companies that we provide branding and marketing services.

Marketing Focus and Strategy

Our marketing is centered around the Freedom Leaf magazine and website. It is a two-fold strategy. First, the magazine draws businesses that are in the Cannabis/Hemp Industry to speak to us either because they are interested in advertising in the magazine and/or for Freedom Leaf to publicize their business either through us writing an article about their company or for them to write an article about an aspect in the industry that relates to their business (content marketing). Second, Freedom Leaf will undertake cross promotion with operators of different expos, seminars and other public events that extend our reach to companies industry. Last of all, we also use the non-profit alliances that we have established to gain a prominent position in our Industry.

Our Products

•	Ads in magazine, on Freedom Leaf owned web sites, and in our email blasts.
•	Events, education classes, expos and seminars.
•	Marketing contracts with Industry businesses
•	Branding contracts with Industry businesses
•	Freedom Leaf Branded Products
•	Magazine Subscriptions
•	Branded Products and/or services Companies that we represent.

Sales Targets

Non-Profits within the Cannabis/Hemp Industry

Freedom Leaf currently has a branding and marketing contract with NORML (National Organization for the Reform of Marijuana Laws). Freedom Leaf is responsible for all of their business activities, such as selling branded merchandise, donation fundraising, licensing their brand, membership campaigns, etc.

There are a few other non-profit organizations within the Cannabis/Hemp Industry that we will approach to develop a contract to do the same.

Companies within the Cannabis/Hemp Industry for Advertising

Some examples are: Dispensaries in the 23 states that are legal for medical marijuana sales; Locations that sell recreational marijuana in 3 states that are legal for those sales, companies that make edible food infused with marijuana and/or CBDs, vape manufacturers and wholesalers, websites that sell auxiliary products. Other that sell products and or services that wish to reach our market, such as clothing, concerts, cell phones, headsets, soda, energy drinks, health products, etc.

Target Market

This Survey completed by the State of Colorado for the year 2014 is the best info on the demographics of the target market of Freedom Leaf.

Competitive Edge

Freedom Leaf has received wide acceptance in the Cannabis/Hemp marketplace due to its support of non-profits in the space and for the excellent editorial and other content in our magazine.

At least 50% of our distribution is through non-profit activists (to themselves and those they come in contact with) and as everyone knows activists are the most loyal consumers any company can have.

Freedom Leaf has signed a very important branding and marketing agreement with NORML, who is the oldest non-profit in our space promoting the legalization of marijuana and hemp laws, and the most respected non-profit in the Industry.

Its size is perfect for people to carry around easily.

Competitors

We compete with companies of all sizes in a variety of geographies that offer solutions that compete with elements of our business plan, such in print and online printing, advertising, etc. More specifically, however, the medical and recreational marijuana companies is a new, developing and nascent market, resulting in a highly fragmented and fractured marketplace. The federal state and municipal governments have varying degrees of legality that will effect business. Some of the companies we compete with are much larger than us, and such companies have significantly greater resources than us.

Significantly all of our current and potential competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Our competitors may be able to secure experienced employees, accommodate customers more efficiently and adopt more aggressive pricing policies than we can. Many of these current and potential competitors can devote substantially more resources to advertising, marketing and attracting experienced talent than we can. In addition, larger, more well-established and financed entities may acquire, invest in or form joint ventures with our competitors

Our competitors may include:

Culture Magazine

www.ireadculture.com

Southern & Northern CA, Denver CO, Seattle WA, San Diego CA, Portland OR,

Started in Southern CA in 2009

High Times Magazine

www.hightimes.com

Started in 1974, monthly publication, oldest in industry but subscription base has reduced substantially, still the major national magazine.

Dope Magazine

www.dopemagazine.com

Approximately 10 months old in eastern Washington, 4 to 6 months in balance of locations (southern CA, northern CA, eastern WA, Portland, OR, Denver, CO)

Elevate Magazine

www.elavatnv.com

Local Las Vegas magazine (we have a strategic relationship with them)

Intellectual Property

Website

We assert common law copyright in the contents of our web sites, www.freedomleaf.com and www.cannabizu.com, and common law trademark rights in our business name and related product labels, including "Hemp Inspired," “Cannabizu,” and “Cannabiz.” We have not registered for the protection of all of our copyrights, trademarks, patents or designs, although we may do so in the future as we deem necessary to protect our business.

We plan to develop these other domains, which are owned by Freedom Leaf:

www.MarijuanaNews.com

www.LadyCannabis.com

www.CannabisSeminars.com

www.CannabisDebate.com

www.CannaSpa.com

www.Vegasterdam.com

Trademarks

We have registered or filed for registration in the United States for the following copyrights and trademarks: “Freedom Leaf,” “Hemp Inspired,” “Cannabiz U,” and “Cannabiz.” Internationally, we have filed for “Freedom Leaf” in Jamaica and Uruguay.

Reports to Security Holders

We intend to furnish our shareholders annual reports containing financial statements audited by our independent registered public accounting firm and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year. We file Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K with the Securities and Exchange Commission in order to meet our timely and continuous disclosure requirements. We may also file additional documents with the Commission if they become necessary in the course of our company's operations.

The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

Government Regulations

We believe that we are and will continue to be in compliance in all material respects with applicable statutes and the regulations passed in the United States. There are no current orders or directions relating to our company with respect to the foregoing laws and regulations.

Continued development of the marijuana industry is dependent upon continued legislative authorization of marijuana at the state level. Any number of factors could slow or halt progress in this area. Further, progress, while encouraging, is not assured. While there may be ample public support for legislative action, numerous factors impact the legislative process. Any one of these factors could slow or halt use of marijuana, which would negatively impact our proposed business.

Marijuana is a Schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal laws. There are currently 23 states and the District of Columbia allowing its citizens to use Medical Marijuana. Additionally, Alaska, Colorado, Oregon, Washington State, as well as Washington D.C., have voted to legalize cannabis for adult recreational use. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of federal laws. Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect our revenues and profits. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us. While we do not intend to harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement by the Federal or state governments.

Environmental Regulations

We do not believe that we are or will become subject to any environmental laws or regulations of the United States. While our products and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our products or potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

Employees

As of June 30, 2015, we had a total of seven full time employees. Our employees are not parties to any collective bargaining agreement. We believe our relationships with our employees are good.

Property

We lease approximately 2,800 square feet of office space in Las Vegas, Nevada, pursuant to a lease that will expire on September 30, 2019. This facility serves as our corporate headquarters. After September 30, 2017, the Company has the option to opt out of the lease.

Available Information

All reports of the Company filed with the SEC are available free of charge through the SEC’s website at www.sec.gov. In addition, the public may read and copy materials filed by the Company at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain additional information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease approximately 2,800 square feet of office space in Las Vegas, Nevada, pursuant to a lease that will expire on September 30, 2019. This facility serves as our corporate headquarters. After September 30, 2017, the Company has the option to opt out of the lease.

Item 3. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of October 1, 2015, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Market Information

The Company’s common stock is traded on the OTC Pink under the symbol “FRLF.PK.” The symbol change from the predecessor company was effective February 24, 2015. As of June 30, 2015, the Company’s common stock was held by 45 shareholders of record, which does not include shareholders whose shares are held in street or nominee name.

The Company’s shares commenced trading on or about February 10, 2014 (for Arkadia International, Inc.). The following chart is indicative of the fluctuations in the stock prices:

	For the Years Ended June 30,
	2015		2014
	High	Low	High	Low

First Quarter	$1.05	$0.25	N/A	N/A
Second Quarter	$10.00	$1.05	N/A	N/A
Third Quarter	$5.625	$0.05	$0.25	$0.25
Fourth Quarter	$1.00	$0.05	$0.25	$0.25

Source: OTC Markets

The Company’s transfer agent is Globex Transfer, LLC at 780 Deltona Blvd., Suite 202, Deltona, FL 32725.

Dividend Distributions

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

Securities authorized for issuance under equity compensation plans

The Company does not have a stock option plan.

Penny Stock

Our common stock is considered "penny stock" under the rules the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

•	contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;
•	contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;
•	contains a toll-free telephone number for inquiries on disciplinary actions;
•	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

•	bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules that require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

Related Stockholder Matters

None.

Purchase of Equity Securities

None.

Item 6. Selected Financial Data.

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our financial statements and summary of selected financial data for Freedom Leaf, Inc. Such discussion represents only the best present assessment from our Management.

DESCRIPTION OF COMPANY

The Company was a startup company that was incorporated in Nevada under the name Arkadia International, Inc. on February 21, 2013.

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

On November 4, 2014, the Company's Board of Directors declared a twelve for one forward stock split of all outstanding shares of the Company’s common stock. As the stock split was approved by FINRA, the common share and per common share data in these financial statements and related notes hereto have been retroactively adjusted to account for the effect of the stock split. The total number of authorized common shares and the par value thereof was not changed by the split.

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

Prior to the Share Exchange, we were a startup company that originally intended to engage in the business of the acquisition of in demand equipment, cars, and goods with the intent to resell these in the in the U.S. territories or export to overseas countries.

We have had limited operations and have been issued a “going concern” opinion by our auditor, based upon our reliance on the sale of our common stock as the sole source of funds for our future operations.

We are currently devoting substantially all of our efforts in migrating to the news, arts and entertainment niche, with both in print and online publications. Principal business activities are still in the development stage and have not yet commenced. The Company will generate revenue through paid advertising in publications, both print and online, in the cannabis/hemp marketplace. The Company will also earn revenue from providing consulting services to companies who are in our industry, contracting with companies to brand, market, and sell their products and/or services, provide seminars in this space, and sell branded products for the Company and others the Company represents.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-K.

COMPARISON OF THE YEAR ENDED JUNE 30, 2015 TO THE YEAR ENDED JUNE 30, 2014

Results of Operations

Revenue. For the year ended June 30, 2015, our revenue was $48,674, compared to $0 for the same period in 2014. This increase in revenue was attributable to increased sales related to the beginning of operations in 2015.

Operating Expenses:

Direct costs of Revenue. For the year ended June 30, 2015, direct costs of revenue were $213,604 compared to $0 for the same period in 2014. As a percent of revenue, direct costs of revenue were 26.8% and 0%, respectively, for 2015 and 2014. The direct costs of revenue increased in proportion to the increase of revenue.

General and Administrative Expenses. For the year ended June 30, 2015, general and administrative expenses were $768,938 compared to $0 for the same period in 2014. The increase was due to the increase in operations.

Net Loss. We generated net losses of $999,118 for the year ended June 30, 2015, compared to $0 for the same period in 2014.

Liquidity and Capital Resources

General. At June 30, 2015, we had cash and cash equivalents of $901. We have historically met our cash needs through a combination of cash flows from operating activities and proceeds from private placements of our securities and loans. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $944,352 for the year ended June 30, 2015, and we used cash in operations of $0 during the same period in 2014. The principal elements of cash flow from operations for the year ended June 30, 2015, included a net loss of $999,118.

Cash provided by investing activities during the year ended June 30, 2015, was $4,301 compared to $0 during the same period in 2014.

Cash generated in our financing activities was $940,952 for the year ended June 30, 2015, compared to cash generated of $0 during the comparable period in 2015.

As of June 30, 2015, current liabilities exceeded current assets by 9.17 times. Current assets increased from $0 at June 30, 2014 to $5,381 at June 30, 2015, whereas current liabilities increased from $0 at June 30, 2014, to $49,361 at June 30, 2015.

	For the years ended
	June 30,
	2015	2014

Cash used in operating activities	$(944,352)	$–
Cash provided by investing activities	4,301	–
Cash provided by financing activities	940,952	–

Net changes to cash	$901	$–

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had sales of $48,674 and net losses of $999,118 for the year ended June 30, 2015, compared to sales of $0 and net losses of $0 for the year ended June 30, 2014. The Company had a working capital deficit, stockholders’ deficit, and accumulated deficit of $44,780, $230,807 and $999,118, respectively, at June 30, 2015. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

Critical Accounting Policies

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the amortization period for intangible assets, valuation and impairment valuation of intangible assets, depreciable lives of the web site and property and equipment, valuation of warrant and beneficial conversion feature debt discounts, valuation of share-based payments and the valuation allowance on deferred tax assets.

Changes in Accounting Principles. No significant changes in accounting principles were adopted during fiscal 2015 and 2014.

Derivatives. The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for. The result of this accounting treatment is that under certain circumstances the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under this accounting standard are reclassified to liability at the fair value of the instrument on the reclassification date.

Impairment of Long-Lived Assets. The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Fair Value of Financial Instruments and Fair Value Measurements. The Company measures their financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash, accounts payable, accrued expenses escrow liability and short-term loans the carrying amounts approximate fair value due to their short maturities.

We have adopted accounting guidance for financial and non-financial assets and liabilities. The adoption did not have a material impact on our results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

Revenue Recognition. The Company recognizes revenue for our services in accordance with ASC 605-10, "Revenue Recognition in Financial Statements." Under these guidelines, revenue is recognized on transactions when all of the following exist: persuasive evidence of an arrangement did exist, delivery of service has occurred, the sales price to the buyer is fixed or determinable and collectability is reasonably assured. The Company has five primary revenue streams as follows:

•	Consulting services.
•	Advertising services.
•	Branding, marketing and selling products for companies.
•	Educational seminars.
•	Selling branded products.

Stock-Based Compensation. The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method.   The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 8. Financial Statements and Supplementary Data.

Freedom Leaf, Inc.

Green & Company, CPAs
A PCAOB Registered Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:

Freedom Leaf, Inc.

We have audited the accompanying balance sheets of Freedom Leaf, Inc. and subsidiaries as of June 30, 2015 and the related statements of operations, changes in shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Freedom Leaf, Inc. as of June 30, 2015 and the results of its operations and its cash flows for the year in the period ended June 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company reported a net loss of $252,521 in 2015, and used cash for operating activities of $197,755. At June 30, 2015, the Company had a working capital deficit, shareholders’ deficit and accumulated deficit of $44,780, $230,807 and $252,521, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Green & Company CPAs, Inc.

Green & Company CPAs, Inc.

Temple Terrace, Florida

October 5, 2015

10320 N 56th Street, Suite 330	Temple Terrace, FL 33617	813.606.4388

FREEDOM LEAF, INC.

(f/k/a Arkadia International, Inc.)

Balance Sheets

	June 30,	June 30,
	2015	2014

ASSETS

Current assets
Cash	$901	$–
Accounts receivable	2,480	–
Other receivable	2,000	–
Total current assets	5,381	–

Intangible assets, net	4,744	–
Other assets	3,584	–

Total assets	$13,709	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$4,711	$–
Accounts payable to related parties	27,466	–
Accrued expenses	17,984	–

Total current liabilities	50,161	–

Long-term liabilities
Payable to related party	194,355	–

Total long-term liabilities	194,355	–

Total liabilities	244,516	–

Commitments and contingencies

Stockholders' deficit
Common stock, $0.001 par value, 500,000,000 and 75,000,000 shares authorized, respectively, 174,181,200 and 0 shares issued, issuable, and outstanding at June 30, 2015 and 2014, respectively	174,181	–
Additional paid-in capital	594,130	–
Accumulated deficit	(999,118)	–
Total stockholders' deficit	(230,807)	–

Total liabilities and stockholders' deficit	$13,709	$–

See accompanying notes to financial statements.

F-2

FREEDOM LEAF, INC.

(f/k/a Arkadia International, Inc.)

Statements of Operations

For the Years Ended June 30,

	2015	2014

Revenue, net	$48,674	$–

Operating expenses
Direct costs of revenue	213,604	–
General and administrative	768,938	–
Marketing expense	65,250	–

Net loss	$(999,118)	$–

Net loss per share - basic and diluted	$(0.01)	$–

Weighted average number of shares outstanding - basic and diluted	173,896,981	–

See accompanying notes to financial statements.

FREEDOM LEAF, INC.

Statement of Shareholders' Deficit

June 30, 2015

	Common Stock				Additional
	Issuable		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2014	–	$–	–	$–	$–	$–	$–
Reverse merger	83,401,200	83,401	90,000,000	90,000	(164,187)	–	9,214
Issuance of common stock for services	780,000	780	–	–	11,720	–	12,500
Issuable stock issued	(84,181,200)	(84,181)	84,181,200	84,181	–	–	–
Contributed capital	–	–	–	–	746,597	–	746,597
Net loss for the period ended June 30, 2015	–	–	–	–	–	(999,118)	(999,118)

Balance at June 30, 2015	–	$–	174,181,200	$174,181	$594,130	$(999,118)	$(230,807)

See accompanying notes to financial statements.

FREEDOM LEAF, INC.

(f/k/a Arkadia International, Inc.)

Statements of Cash Flows

For the Years Ended June 30,

	2015	2014
Cash flows from operating activities:
Net loss	$(999,118)	$–
Adjustments to reconcile net loss to net cash used in operations:
Issuance of common stock for services	12,500	–
Amortization of intellectual properties	169	–
Changes in operating assets and liabilities:
Accounts receivable	(2,480)	–
Other receivable	(2,000)	–
Other assets	(3,584)	–
Accounts payable	4,711	–
Accounts payable to related parties	27,466	–
Accrued expenses	17,984	–
Net cash used in operating activities	(944,352)	–

Cash flows provided by investing activities
Cash acquired from acquisition	9,214	–
Intangible asset acquired	(4,913)	–
Net cash provided by investing activities	4,301	–

Cash flows from financing activities:
Proceeds from capital contributed	746,597	–
Proceeds from related party	194,355	–
Net cash provided by financing activities	940,952	–

Net decrease in cash	901	–

Cash at beginning of period	–	–

Cash at end of period	$901	$–

Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$–

Cash paid for taxes	$–	$–

See accompanying notes to financial statements.

Freedom Leaf, Inc.

(f/k/a Arkadia International, Inc.)

Notes to Financial Statements

June 30, 2015

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Freedom Leaf, Inc. (the “Company,” “we,” “us,” “our,” or “Freedom Leaf”) was incorporated in the State of Nevada on February 21, 2013, under the name of Arkadia International, Inc. The Company was originally engaged in the business of the acquisition of in demand equipment, cars, and goods with the intent to resale these in the U.S. territory or export to overseas countries.

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

On November 6, 2014, the Company merged with Freedom Leaf, Inc., a private Nevada corporation. The Company changed its name from Arkadia International, Inc., to Freedom Leaf, Inc. As a result of the merger, the private company was dissolved. See Note 2 for related discussion.

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

Nature of Operations

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

Basis of Presentation

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the amortization period for intangible assets, valuation and impairment valuation of intangible assets, allowance for accounts receivable, depreciable lives of the web site, valuation of warrants and beneficial conversion feature debt discounts, valuation of derivatives, and valuation of share-based payments.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Property, Equipment and Depreciation

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets of three years for computer equipment, five years for office furniture and fixtures, and the lesser of the lease term or the useful life of the leased equipment. Leasehold improvements, if any, would be amortized over the lesser of the lease term or the useful life of the improvements. Expenditures for maintenance and repairs along with fixed assets below our capitalization threshold are expensed as incurred.

Freedom Leaf, Inc.

(f/k/a Arkadia International, Inc.)

Notes to Financial Statements

June 30, 2015

Accounting for Derivatives

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for. The result of this accounting treatment is that under certain circumstances the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under this accounting standard are reclassified to liability at the fair value of the instrument on the reclassification date.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash, accounts payable, accrued expenses, deposits received from customers for layaway sales and short term loans the carrying amounts approximate fair value due to their short maturities.

We follow accounting guidance for financial and non-financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

Freedom Leaf, Inc.

(f/k/a Arkadia International, Inc.)

Notes to Financial Statements

June 30, 2015

We currently measure and report at fair value our intangible assets (due to our impairment analysis) and derivative liabilities. The fair value of intangible assets has been determined using the present value of estimated future cash flows method. The fair value of derivative liabilities is measured using the Black-Scholes option pricing method. The following table summarizes our non-financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015:

	Balance at	Quoted Prices in Active Markets	Significant Other	Significant
	June 30,	for Identical	Observable	Unobservable
	2015	Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Assets:
Trademarks	$4,744	$–	$–	$4,744
Total Financial Assets	$4,744	$–	$–	$4,744

Following is a summary of activity through June 30, 2015 of the fair value of intangible assets valued using Level 3 inputs:

	Asset	Accumulated Amortization	Net

Intangibles - June 30, 2014	$–	$–	$–
Additions	4,913	–	4,913
Amortization	–	(169)	(169)
Intangibles - June 30, 2015	$4,913	$(169)	$4,744

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

Revenue Recognition

The Company recognizes revenue for our services in accordance with ASC 605-10, "Revenue Recognition in Financial Statements." Under these guidelines, revenue is recognized on transactions when all of the following exist: persuasive evidence of an arrangement did exist, delivery of service has occurred, the sales price to the buyer is fixed or determinable and collectability is reasonably assured. The Company has five primary revenue streams as follows:

•	Consulting services.
•	Advertising services.
•	Branding, marketing and selling products for companies.
•	Educational seminars.
•	Selling branded products.

Freedom Leaf, Inc.

(f/k/a Arkadia International, Inc.)

Notes to Financial Statements

June 30, 2015

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition provisions ASC Topic 505-50. The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option-pricing model.

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying statement of operations. For the years ended June 30, 2015 and 2014 advertising expense was $65,250 and $0, respectively.

Income Taxes

Beginning September 1, 2009, the Company adopted the provisions of ASC 740-10, “Accounting for Uncertain Income Tax Positions.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of June 30, 2015, tax year 2014 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

Effective September 1, 2009, the Company adopted ASC 740-10, “Definition of Settlement in FASB Interpretation No. 48,” (“ASC 740-10”), which was issued on May 2, 2007. ASC 740-10 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under ASC 740-10. ASC 740-10 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The adoption of ASC 740-10 did not have an impact on the accompanying financial statements.

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

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of June 30, 2015 and 2014.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards and updates as issued. No new standards or updates had any material effect on these unaudited financial statements. The accounting pronouncements and updates issued subsequent to the date of these audited financial statements that were considered significant by management were evaluated for the potential effect on these audited financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these audited financial statements as presented and does not anticipate the need for any future restatement of these audited financial statements because of the retro-active application of any accounting pronouncements issued subsequent to June 30, 2015 through the date these audited financial statements were issued.

Freedom Leaf, Inc.

(f/k/a Arkadia International, Inc.)

Notes to Financial Statements

June 30, 2015

NOTE 2 – ENTRY INTO A DEFINITIVE AGREEMENT

Freedom Leaf, Inc., (f/k/a Arkadia International, Inc., the “Public Company,” “we,” “us,” “our”) entered into a share exchange agreement (the “Exchange Agreement”) with Freedom Leaf, Inc. (the “Public Company”), a Nevada corporation. Prior to the reverse merger, Richard C. Cowan, an officer and director of the Company, post-merger, acquired 89,808,000, or 99.8% of the outstanding shares of Freedom Leaf, Inc., the public company. Clifford J. Perry, an individual, and the Private Company’s sole officer and director (“Perry”), was the owner of record of all of the outstanding common shares of the Private Company (the “Private Company Stock”). Pursuant to the Exchange Agreement, upon surrender by the Shareholders and the cancellation by the Private Company of the certificates evidencing the Private Company Stock as registered in the name of the Shareholder, and pursuant to the registration of the Public Company in the register of Shareholders maintained by Private Company as the new holder of the Public Company Stock and the issuance of the certificates evidencing the aforementioned registration of the Private Company Stock in the name of the Public Company, the Public Company will issue 83,401,200 shares (the “New Shares”) (subject to adjustment for fractionalized shares as set forth below) of the Company’s common stock to the Shareholders (or their designees), and Perry will cause 100% of the shares of the Private Company’s common stock that he owns (the “Perry Stock ,” together with the New Shares, the “Acquisition Stock”) to be transferred to the Shareholders (or their designees), which collectively shall represent 48.1% of the issued and outstanding common stock of the Public Company immediately after the Closing, in exchange for the Private Company Stock, representing 100% of the issued share capital of the Private Company.  As a result of the exchange of the Private Company Stock for the Acquisition Stock (the “Share Exchange”), the Private Company will be dissolved.

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

The foregoing description of the Exchange Agreement does not purport to be complete and is qualified in its entirety by the Share Exchange Agreement, a copy of which has been filed on Form 10-Q/A for the period ended December 31, 2014 which is incorporated herein by reference.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $999,118 and used cash in operating activities of $944,352 for the year ended June 30, 2015. The Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $44,780, $230,807 and $999,118, respectively, at June 30, 2015. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Freedom Leaf, Inc.

(f/k/a Arkadia International, Inc.)

Notes to Financial Statements

June 30, 2015

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 18, 2015, there were no pending or threatened lawsuits.

Lease Commitment

We lease approximately 2,800 square feet of office space in Las Vegas, Nevada, pursuant to a lease that will expire on September 30, 2019. This facility serves as our corporate headquarters. After September 30, 2017, the Company has the option to opt out of the lease.

Future minimum lease payments under these leases are as follows:

2016	$44,016
2017	45,360
2018	46,704
2019	48,048
2020	12,096

Total	$196,224

Note: After September 30, 2017, the Company can opt out of the remaining lease obligation.

Rent expense for the years ended June 30, 2015 and 2014 was $22,172 and $0, respectively.

NOTE 5 – RELATED PARTIES

Richard C. Cowan (“Cowan”), Director and former officer of the Company, has payables and accruals due to him of $194,355 and $0 as of June 30, 2015 and 2014, respectively.

Clifford J. Perry (“Perry”), chief executive officer, chief financial officer, and director of the Company, has payables and accruals due to him of $26,666 and $0 as of June 30, 2015 and 2014, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

The Company was authorized to issue up to 75,000,000 shares of common stock, par value $0.001 per share. On January 21, 2015, the Company increased it’s authorized to 500,000,000 shares of common stock. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

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

NOTE 7 – INCOME TAX

For the fiscal year 2015 and 2014, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of June 30, 2015 and 2014, the Company has net operating loss carry forwards of approximately $986,649 and $0, respectively. The carry forwards expire through the year 2034. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

Freedom Leaf, Inc.

(f/k/a Arkadia International, Inc.)

Notes to Financial Statements

June 30, 2015

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% to loss before taxes), as follows:

	For the Years Ended
	June 30,
	2015	2014

Tax expense (benefit) at the statutory rate	$(339,700)	$–
State income taxes, net of federal income tax benefit	(35,815)	–
Non-deductible items	4,239	–
Change in valuation allowance	371,276	–

Total	$–	$–

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at June 30, 2015 and 2014, respectively, are as follows:

	June 30,
	2015	2014

Deferred tax assets:
Net operating loss carryforward	$371,276	$–
Stock options	–	–
Total gross deferred tax assets	371,276	–
Less: Deferred tax asset valuation allowance	(371,276)	–
Total net deferred tax assets	–	–

Deferred tax liabilities:
Depreciation	–	–
Total deferred tax liabilities	–	–

Total net deferred taxes	$–	$–

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Because of the historical earnings history of the Company, the net deferred tax assets for 2015 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $371,276 and $0 as of June 30, 2015 and 2014, respectively.

NOTE 8 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the FDIC. No amounts exceeded federally insured limits as of June 30, 2015. There have been no losses in these accounts through June 30, 2015.

Concentration of Supplier

The Company does not rely on any particular suppliers for its services.

Freedom Leaf, Inc.

(f/k/a Arkadia International, Inc.)

Notes to Financial Statements

June 30, 2015

Concentration of Intellectual Property

The Company owns or has filed for the trademarks “Freedom Leaf,” “Hemp Inspired,” “Cannabizu,” and “Cannabiz” as filed with the United States Patent and Trademark Office. The Company has filed for “Freedom Leaf” in Jamaica and Uruguay.

NOTE 9 – SUBSEQUENT EVENTS

On July 7, 2015, the Company executed a convertible promissory note for $5,000 with Bruce Perlowin. The note is for one year, 12% interest rate, and convertible at $0.10 per share.

On August 12, 2015, the Company executed a convertible promissory note for $5,000 with Bruce Perlowin. The note is for one year, 12% interest rate, and convertible at $0.10 per share.

On August 20, 2015, the Company executed a convertible promissory note for $12,500 with Svetlana Ogorodnikova. The note matures on February 19, 2016, 12% interest rate, and convertible at $0.10 per share.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On August 8, 2014, Thomas Ralston Certified Public Accountant (“Ralston”) declined to stand for appointment as the Company’s independent accountant. Ralston’s report on the financial statements for the years ended June 30, 2014, and 2013, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern. Our Board of Directors participated in and approved the decision to change independent accountants. Through the period covered by the financial review of financial statements of the quarterly period June 30, 2014, there have been no disagreements with Ralston on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ralston, would have caused them to make reference thereto in their report on the financial statements. Through the interim period August 8, 2014 (the date of resignation of the former accountant), there have been no disagreements with Ralston on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Ralston would have caused them to make reference thereto in their report on the financial statements.

On January 15, 2015 the Company engaged Weinberg & Baer Certified Public Accountants (“Weinberg”) as our independent accountants for the period ending September 30, 2014. The Board made the decision to engage Weinberg acting under authority delegated to it and the Board of Directors approved the same on January 14, 2015. During the years ended June 30, 2014 and 2013, and prior to January 15, 2015 (the date of the new engagement), we did not consult with Weinberg regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by Weinberg, in either case where  written or oral advice provided by Weinberg would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively. On May 4, 2015, Weinberg was dismissed as the Company’s independent accountant. Weinberg has no issued a report on the financial statements for the years ended June 30, 2014 and 2013. These year ends were audited by Ralston and contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern. Our Board of Directors participated in and approved the decision to change independent accountants. Through the period covered by the financial review of financial statements of the quarterly period December 31, 2014, there have been no disagreements with Weinberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Weinberg, would have caused them to make reference thereto in their report on the financial statements. Through the interim period May 4, 2015 (the date of dismissal of the former accountant), there have been no disagreements with Weinberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Weinberg would have caused them to make reference thereto in their report on the financial statements.

On May 4, 2015 the Company engaged Green & Company, CPAs (“Green”) of Tampa, Florida, as its new registered independent public accountant. During the years ended June 30, 2014 and 2013, and prior to May 4, 2015 (the date of the new engagement), we did not consult with Green regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by Green, in either case where  written or oral advice provided by Green would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended June 30, 2015 covered by this Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management, including the Chief Executive Officer and Chief Financial officer, does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2015, based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of June 30, 2015, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at June 30, 2015:

1.	Lack of oversight by independent directors in the establishment and monitoring of required internal controls and procedures;

2.	Lack of functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting and to allow for proper monitoring controls over accounting;

4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

•	The Company will add sufficient number of independent directors to the board and appoint an audit committee.

•	The Company will add sufficient knowledgeable accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

•	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon the Company’s efforts to obtain additional funding through equity or debt for its continued operational activities and corporate expenses. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

We understand that remediation of material weaknesses and deficiencies in internal controls are a continuing work in progress due to the issuance of new standards and promulgations. However, remediation of any known deficiency is among our highest priorities. Our management will periodically assess the progress and sufficiency of our ongoing initiatives and make adjustments as and when necessary.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant rules of the SEC that permit us to provide only management’s report in this annual report. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act. Included in the Act is a provision that permanently exempts smaller public companies that qualify as either a Non-Accelerated Filer or Smaller Reporting Company from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to persons who are serving as directors and officers of the Company.  Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

Name	Age	Position

Clifford J. Perry	62	Chief Executive Officer, Chief Financial Officer, Treasurer, Director (1)
Richard C. Cowan	74	Chief Executive Officer, Chief Financial Officer, Director (2)
Raymond P. Medeiros	66	Director (3)

(1) Appointed as Director on November 6, 2014. Appointed as CEO and CFO on March 1, 2015.

(2) Appointed to all positions on November 6, 2014.  Resigned as CEO and CFO on February 28, 2015.

(3) Appointed on January 22, 2015.

Biographies of Directors and Officers

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

There are no family relationships among any of our directors and executive officers.

Our directors are elected at the annual meeting of the shareholders, with vacancies filled by the Board of Directors, and serve until their successors are elected and qualified, or their earlier resignation or removal. Officers are appointed by the board of directors and serve at the discretion of the board of directors or until their earlier resignation or removal. Any action required can be taken at any annual or special meeting of stockholders of the corporation which may be taken without a meeting, without prior notice and without a vote, if consent of consents in writing setting forth the action so taken, shall be signed by the holders of the outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted and shall be delivered to the corporation by delivery to its registered office, its principle place of business, or an officer or agent of the corporation having custody of the book in which the proceedings of meetings are recorded.

Indemnification of Directors and Officers

Nevada Corporation Law allows for the indemnification of officers, directors, and any corporate agents in terms sufficiently broad to indemnify such persons under certain circumstances for liabilities, including reimbursement for expenses, incurred arising under the 1933 Act. The Bylaws of the Company provide that the Company will indemnify its directors and officers to the fullest extent authorized or permitted by law and such right to indemnification will continue as to a person who has ceased to be a director or officer of the Company and will inure to the benefit of his or her heirs, executors and Consultants; provided, however, that, except for proceedings to enforce rights to indemnification, the Company will not be obligated to indemnify any director or officer in connection with a proceeding (or part thereof) initiated by such person unless such proceeding (or part thereof) was authorized by the Board of Directors. The right to indemnification conferred will include the right to be paid by the Company the expenses (including attorney’s fees) incurred in defending any such proceeding in advance of its final disposition.

The Company may, to the extent authorized from time to time by the Board of Directors, provide rights to indemnification and to the advancement of expenses to employees and agents of the Company similar to those conferred to directors and officers of the Company. The rights to indemnification and to the advancement of expenses are subject to the requirements of the 1940 Act to the extent applicable.

Furthermore, the Company may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Company or another company against any expense, liability or loss, whether or not the Company would have the power to indemnify such person against such expense, liability or loss under the Nevada General Corporation Law.

Director Compensation

During the fiscal year ended June 30, 2015 and 2014, we did not have an independent director. Directors that were employees were not paid any fees for their role as director.

Involvement on Certain Material Legal Proceedings During the Last Five Years

No director,  officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Directors’ and Officers’ Liability Insurance

Freedom Leaf does not have directors’ and officers’ liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers.

Code of Ethics

We intend to adopt a code of ethics that applies to our officers, directors and employees, including our principal executive officer and principal accounting officer, but have not done so to date due to our relatively small size. We intend to adopt a written code of ethics in the near future.

Corporate Governance & Board Independence

Our Board of Directors consists of three directors and has not established a Nominating or Governance Committees as standing committees. The Board does not have an executive committee or any committees performing a similar function. We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent.

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

Board Leadership Structure and the Board’s Role in Risk Oversight.

The Board of Directors is led by the Chairman who is also the Chief Executive Officer. Although our sole officer is also one of our directors, the Board believes that the most effective leadership structure at this time is not to separate the roles of Chairman and Chief Executive Officer. A combined structure provides the Company with a single leader who represents the company to our stockholders, regulators, business partners and other stakeholders, among other reasons set forth below.

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

Item 11. Executive Compensation.

The table below sets forth, for our last two fiscal years, the compensation earned by Clifford J. Perry, our director (from November 6, 2014 through June 30, 2015) and as our chief executive officer and chief financial officer (from March 1, 2015 through June 30, 2015), Richard C. Cowan, our director (from November 6, 2014 through June 30, 2015) and as our former chief executive officer and chief financial officer (from November 6, 2014 through February 28, 2015), and Raymond P. Medeiros, our director (from January 22, 2015 through June 30, 2015). The Company has not executed any employment agreements with any executive.

						Option
			Deferred			and	All Other
Name and			Compen-		Stock	Warrant	Compen-
Principal Position		Salary	sation	Bonus	Awards	Awards	sation	Total

Richard C. Cowan (1)	2015	$–	$–	$–	$–	$–	$–	$–
Chief Executive Officer,	2014	$–	$–	$–	$–	$–	$–	$–
Chief Financial Officer and Director

Clifford J. Perry (2)	2015	$90,000	$–	$–	$–	$–	$–	$90,000
Chief Executive Officer,	2014	$–	$–	$–	$–	$–	$–	$–
Chief Financial Officer and Director

Raymond P. Medeiros (3)	2015	$–	$–	$–	$–	$–	$–	$–
Director	2014	$–	$–	$–	$–	$–	$–	$–

(1) Mr. Cowan was appointed as CEO, CFO and Director on November 6, 2014.  On February 28, 2015, Mr. Cowan resigned as CEO and CFO.

(2) Mr. Perry was appointed as Director on November 6, 2014.  On March 1, 2105, he was appointed as CEO and CFO.

(3) Mr. Medeiros was appointed as Director on January 22, 2015.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of the Company’s common stock (and preferred stock) as of June 30, 2015, for (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 3571 E. Sunset Road, Suite 420, Las Vegas, Nevada 89120.

Name of Beneficial Owner	Number of Shares Owned (1)	Percentage Owned (1)

Richard C. Cowan (2)	66,401,244	38.1%
Clifford J. Perry (3)	83,401,200	47.9%
Raymond P. Medeiros (4)	–	0.0%

All officers and directors as a group (4 persons)	149,802,444	86.0%

(1)  Applicable percentage of ownership is based on 174,181,200 total shares comprised of our common stock outstanding (as defined below) as of June 30, 2015. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of our common stock issuable upon the exercise of stock options and/or warrants exercisable currently or within 60 days of June 30, 2015 are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person’s percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)  Director and former officer.

(3)  Director and officer.

(4)  Director.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

None.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined in Section 803A of the NYSE Amex LLC Company Guide. Since the Over the Counter Pink (“OTCPK”) does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of “independence” as defined under the rules of the New York Stock Exchange (“NYSE”) and American Stock Exchange (“Amex”).

Item 14.   Principal Accounting Fees and Services.

The following table sets forth the fees billed by our principal independent accountants, Green & Company CPA’s for 2015, for the categories of services indicated.

	Years Ended June 30,
Category	2015	2014
Audit Fees	$23,876	$–
Audit Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total	$23,876	$–

On August 8, 2014, Thomas Ralston Certified Public Accountant (“Ralston”) declined to stand for appointment as the Company’s independent accountant. Ralston’s report on the financial statements for the years ended June 30, 2014, and 2013, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern.

On January 15, 2015 the Company engaged Weinberg & Baer Certified Public Accountants (“Weinberg”) as our independent accountants for the period ending September 30, 2014. On May 4, 2015, Weinberg was dismissed as the Company’s independent accountant. Weinberg has no issued a report on the financial statements for the years ended June 30, 2014 and 2013. These year ends were audited by Ralston and contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern.

On May 4, 2015 the Company engaged Green & Company, CPAs (“Green”) of Tampa, Florida, as its new registered independent public accountant. During the years ended June 30, 2014 and 2013, and prior to May 4, 2015 (the date of the new engagement), we did not consult with Green regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by Green, in either case where  written or oral advice provided by Green would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

Audit fees.  Consists of fees billed for the audit of our annual financial statements and review of our interim financial information and services that are normally provided by the accountant in connection with year-end and quarter-end statutory and regulatory filings or engagements.

Audit-related fees.  Consists of fees billed for services relating to review of other regulatory filings including registration statements, periodic reports and audit related consulting.

Tax fees. Consists of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

Other fees.  Other services provided by our accountants.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

Exhibits

See the Exhibit Index following the signature page of this Registration Statement, which Exhibit Index is incorporated herein by reference.

Number	Description

4.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1, filed on July 22, 2013)
4.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1, filed on July 22, 2013)
10.1	Share Exchange Agreement dated November 6, 2014 (incorporated by reference to our Form 10-Q/A for the period ended December 31, 2014, filed on September 10, 2015)
10.2	Audit for the Period Ended November 6, 2014 of Freedom Leaf, Inc., the private company (incorporated by reference to our Form 10-Q/A for the period ended December 31, 2014, filed on September 10, 2015)
31.1 (1)	Certification of Principal Executive Officer of Freedom Leaf, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 (1)	Certification of Principal Accounting Officer of Freedom Leaf, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (1)	Certification of Principal Executive Officer of Freedom Leaf, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
32.2 (1)	Certification of Principal Accounting Officer of Freedom Leaf, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
101.INS	XBRL Taxonomy Extension Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________

(1) Filed herewith

Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Clifford J. Perry	October 6, 2015
Clifford J. Perry, Principal Executive Officer and Principal Accounting Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Richard C. Cowan	October 6, 2015
Richard C. Cowan, Director	Date

/s/ Clifford J. Perry	October 6, 2015
Clifford J. Perry, Director	Date

/s/ Raymond P. Medeiros	October 6, 2015
Raymond P. Medeiros, Director	Date

