Form 10-Q
period 2015-09-30
Freedom Leaf Inc.
filed 2015-11-12
CIK 1581545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 9, 2015 there were 182,891,200 shares of common stock, par value $0.001 per share outstanding.

FREEDOM LEAF, INC.

FORM 10-Q

SEPTEMBER 30, 2015

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FREEDOM LEAF, INC.

(f/k/a Arkadia International, Inc.)

Balance Sheets

	September 30,	June 30,
	2015	2015
	(unaudited)
ASSETS
Current assets
Cash	$3,810	$901
Accounts receivable	1,330	2,480
Other receivable	2,000	2,000
Total current assets	7,140	5,381
Intangible assets, net	5,892	4,744
Other assets	3,584	3,584
Total assets	$16,616	$13,709

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Convertible notes payable, net of discount	$4,636	$–
Accounts payable	39,275	4,711
Accounts payable to related parties	20,000	27,466
Accrued expenses	44,156	17,984
Deferred revenue	8,167	–
Total current liabilities	116,234	50,161
Long-term liabilities
Payable to related party	194,355	194,355
Total long-term liabilities	194,355	194,355
Total liabilities	310,589	244,516
Commitments and contingencies
Stockholders' deficit
Common stock, $0.001 par value, 500,000,000 and 500,000,000 shares authorized, respectively, 174,181,200 and 174,181,200 shares issued, issuable, and outstanding at September 30, 2015 and June 30, 2015, respectively	174,181	174,181
Additional paid-in capital	675,130	594,130
Accumulated deficit	(1,143,284)	(999,118)
Total stockholders' deficit	(293,973)	(230,807)
Total liabilities and stockholders' deficit	$16,616	$13,709

See accompanying notes to unaudited financial statements.

FREEDOM LEAF, INC.

(f/k/a Arkadia International, Inc.)

Statements of Operations

For the Three Months Ended September 30,

(unaudited)

	2015	2014
Revenue, net	$15,095	$–

Operating expenses
Direct costs of revenue	41,309	–
General and administrative	113,316	9,214
Operating loss	(139,530)	(9,214)
Other income (expense)
Beneficial conversion feature	(4,636)	–
Net loss	$(144,166)	$(9,214)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	174,181,200	90,000,000

See accompanying notes to unaudited financial statements.

FREEDOM LEAF, INC.

(f/k/a Arkadia International, Inc.)

Statements of Cash Flows

For the Three Months Ended September 30,

(unaudited)

	2015	2014
Cash flows from operating activities:
Net loss	$(144,166)	$(9,214)
Adjustments to reconcile net loss to net cash used in operations:
Amortization of intellectual properties	82	–
Beneficial conversion feature	4,636	–
Changes in operating assets and liabilities:
Accounts receivable	1,150	–
Accounts payable	34,564	–
Accounts payable to related parties	(7,466)	–
Accrued expenses	26,172	–
Deferred revenue	8,167	–
Net cash used in operating activities	(76,861)	(9,214)
Cash flows used in investing activities
Intangible asset acquired	(1,230)	–
Net cash used in investing activities	(1,230)	–
Cash flows from financing activities:
Proceeds from capital contributed	58,500	–
Proceeds from notes payable	22,500	–
Net cash provided by financing activities	81,000	–
Net increase (decrease) in cash	2,909	(9,214)
Cash at beginning of period	901	9,214
Cash at end of period	$3,810	$–
Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

See accompanying notes to unaudited financial statements.

FREEDOM LEAF, INC.

(f/k/a Arkadia International, Inc.)

Notes to Financial Statements

September 30, 2015

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

Basis of Presentation

The accompanying unaudited financial statements of Freedom Leaf, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended September 30, 2015 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2016. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Form 10-K for the year ended June 30, 2015 filed on October 6, 2015 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

FREEDOM LEAF, INC.

(f/k/a Arkadia International, Inc.)

Notes to Financial Statements

September 30, 2015

(unaudited)

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

We currently measure and report at fair value our intangible assets (due to our impairment analysis) and derivative liabilities. The fair value of intangible assets has been determined using the present value of estimated future cash flows method. The fair value of derivative liabilities is measured using the Black-Scholes option pricing method. The following table summarizes our non-financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015:

		Quoted Prices in	Significant
	Balance at	Active Markets	Other	Significant
	September	for Identical	Observable	Unobservable
	30, 2015	Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Trademarks	$5,892	$–	$–	$5,892
Total Financial Assets	$5,892	$–	$–	$5,892

Following is a summary of activity through September 30, 2015 of the fair value of intangible assets valued using Level 3 inputs:

		Accumulated
	Asset	Amortization	Net
Intangibles - June 30, 2015	$4,913	$(169)	$4,744
Additions	1,230	–	1,230
Amortization	–	(82)	(82)
Intangibles - September 30, 2015	$6,143	$(251)	$5,892

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

FREEDOM LEAF, INC.

(f/k/a Arkadia International, Inc.)

Notes to Financial Statements

September 30, 2015

(unaudited)

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

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $144,166 and used cash in operating activities of $76,861 for the three months ended September 30, 2015. The Company had working capital deficit, stockholders’ deficiency and accumulated deficit of $109,094, $293,973 and $1,143,284, respectively, at September 30, 2015. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

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

FREEDOM LEAF, INC.

(f/k/a Arkadia International, Inc.)

Notes to Financial Statements

September 30, 2015

(unaudited)

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of September 30, 2015 and 2014.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting pronouncements as issued. No new pronouncements had any material effect on these unaudited financial statements. The accounting pronouncements issued subsequent to the date of these unaudited financial statements that were considered significant by management were evaluated for the potential effect on these unaudited financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these unaudited financial statements as presented and does not anticipate the need for any future restatement of these unaudited financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2015 through the date these unaudited financial statements were issued.

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

FREEDOM LEAF, INC.

(f/k/a Arkadia International, Inc.)

Notes to Financial Statements

September 30, 2015

(unaudited)

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

Note 3 – Convertible Notes Payable, Net of Premiums

Convertible notes payable, all classified as current at September 30, 2015, consists of the following:

Convertible notes, net of discounts
	September 30, 2015
			Principal,
		Debt	net of
	Principal	Discounts	Discounts
Bruce Perlowin	$5,000	$(3,836)	$1,164
Bruce Perlowin	5,000	(4,329)	671
Svetlana Ogorodnikova	12,500	(9,699)	2,801

Total	$22,500	$(17,864)	$4,636

On July 7, 2015, the Company executed a convertible promissory note for $5,000 with Bruce Perlowin. The note is for one year, 12% interest rate, and convertible at $0.10 per share. The current price at that date was $0.085, which is less than the conversion price. The stock price for our common stock as of September 30, 2015 was $0.40. Our common stock is thinly traded therefore our price, as management has determined, is not indicative of our valuation. In October 2015, the Company issued common stock for services to unrelated parties and the common stock was values at $0.20, therefore, the $0.20 was used for valuation purposes for this note. A beneficial conversion feature of $5,000 was recorded and, as of September 30, 2015, $1,164 was amortized.

On August 12, 2015, the Company executed a convertible promissory note for $5,000 with Bruce Perlowin. The note is for one year, 12% interest rate, and convertible at $0.10 per share. The current price at that date was $0.10, which is less than the conversion price. The stock price for our common stock as of September 30, 2015 was $0.40. Our common stock is thinly traded therefore our price, as management has determined, is not indicative of our valuation. In October 2015, the Company issued common stock for services to unrelated parties and the common stock was values at $0.20, therefore, the $0.20 was used for valuation purposes for this note. A beneficial conversion feature of $5,000 was recorded and, as of September 30, 2015, $671 was amortized.

On August 20, 2015, the Company executed a convertible promissory note for $12,500 with Svetlana Ogorodnikova. The note matures on February 19, 2016, 12% interest rate, and convertible at $0.10 per share. The current price at that date was $0.085, which is less than the conversion price. The stock price for our common stock as of September 30, 2015 was $0.40. Our common stock is thinly traded therefore our price, as management has determined, is not indicative of our valuation. In October 2015, the Company issued common stock for services to unrelated parties and the common stock was values at $0.20, therefore, the $0.20 was used for valuation purposes for this note. A beneficial conversion feature of $12,500 was recorded and, as of September 30, 2015, $2,801 was amortized.

Note 4 – Stockholders’ Deficit

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

FREEDOM LEAF, INC.

(f/k/a Arkadia International, Inc.)

Notes to Financial Statements

September 30, 2015

(unaudited)

On November 10, 2014, the Company issued 780,000 shares of common stock to Vincent Moreno for consulting services from November 10, 2014 through April 10, 2015. The Company’s stock is thinly traded therefore the valuation of the issuance was based on the value of the services, which was $12,500.

Note 5 – Commitments and Contingencies

Legal Matters

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

Future minimum lease payments under these leases are as follows:

2016	$33,264
2017	45,360
2018	46,704
2019	48,048
2020	12,096

Total	$185,472

Note: After September 30, 2017, the Company can opt out of the remaining lease obligation.

Rent expense for the three months ended September 30, 2015 and 2014 was $22,172 and $0, respectively.

Note 6 – Related Parties

Richard C. Cowan (“Cowan”), Director and former officer of the Company, has payables and accruals due to him of $194,355 and $221,821 as of September 30, 2015 and June 30, 2015, respectively.

Clifford J. Perry (“Perry”), chief executive officer, chief financial officer, and director of the Company, has payables and accruals due to him of $20,000 and $0 as of September 30, 2015 and June 30, 2015, respectively.

Note 7 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements, except as stated herein.

On October 12, 2015, the Company issued 1,700,000 shares of common stock to various employees as part of compensation. The stock was valued at $0.20 or $340,000 and will be recorded accordingly.

On October 12, 2015, the Company issued 2,000,000 shares of common stock to Raymond Medeiros, a director of the Company, for his past services. The stock was valued at $0.20 or $400,000 and will be recorded accordingly.

On October 12, 2015, the Company issued 3,000,000 shares of common stock to Raymond Medeiros, a director of the Company, for his future services. The issuance will vest over a period of twelve months. The stock was valued at $0.20 or $600,000 and will be amortized accordingly.

On October 12, 2015, the Company issued 2,010,000 shares of common stock to various subcontractors for their services. The stock was valued at $0.20 or $402,000 and will be recorded accordingly.

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

Results of Operations

For the Three Months Ended September 30, 2015 and 2014

Revenues

Our revenue was $15,095 for the three months ended September 30, 2015, compared to $0 for the three months ended September 30, 2014. Direct costs of revenues were $41,309 and $0 for the three months ended September 30, 2015 and 2014, respectively. The decreases in revenues and cost of revenues are attributable to the change in control of the Company and the related change in business direction.

Operating Expenses

For the three months ended September 30, 2015 our total operating expenses were $113,316 compared to $9,214 for the three months ended September 30, 2014 resulting in an increase of $104,102. As a result, net loss was $144,166 for the three months ended September 30, 2015 compared to net loss of $9,214 for the three months ended September 30, 2014.

Liquidity and Capital Resources

Overview

As of September 30, 2015, the Company had $3,810 in cash. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $50,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees.

Liquidity and Capital Resources during the three months ended September 30, 2015 compared to the three months ended September 30, 2014

We used cash in operations of $76,861 for the three months ended September 30, 2015 compared to cash used in operations of $9,214 for the three months ended September 30, 2014. The negative cash flow from operating activities for the three months ended September 30, 2015 is attributable to the Company's net loss from operations of $144,166. Cash used in operations for the three months ended September 30, 2014 is attributable to the Company's net loss of $9,214.

We used cash in investing or financing activities of $1,230 and $0 for the three months ended September 30, 2015 and 2014.

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

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had revenue of $15,095 and net losses of $144,166 for the three months ended September 30, 2015 compared to revenue of $0 and net losses of $9,214 for the three months ended September 30, 2014. The Company had working capital deficiency, stockholders’ deficit, and accumulated deficit of $109,094, $293,973 and $1,143,284, respectively, at September 30, 2015, and used cash in operations of $76,861 in the three months ended September 30, 2015. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels. The unaudited financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited financial statements for the year ended June 30, 2014, included in our Annual Report on Form 10-K as filed on October 6, 2015, for a discussion of our critical accounting policies and estimates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue unregistered securities during the quarter ending September 30, 2015. Subsequent to September 30, 2015, the following issuances were made. These securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

On October 12, 2015, the Company issued 1,700,000 shares of common stock to various employees as part of compensation.

On October 12, 2015, the Company issued 2,000,000 shares of common stock to Raymond Medeiros, a director of the Company, for his past services.

On October 12, 2015, the Company issued 3,000,000 shares of common stock to Raymond Medeiros, a director of the Company, for his future services. The issuance will vest over a period of twelve months.

On October 12, 2015, the Company issued 2,010,000 shares of common stock to various subcontractors for their services.

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

Freedom Leaf, Inc.

Dated: November 12, 2015	By: /s/ Clifford J. Perry
Clifford J. Perry
Chief Executive Officer and Chief Financial Officer

