Form 10-Q
period 2015-12-31
Freedom Leaf Inc.
filed 2016-02-11
CIK 1581545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-190067

FREEDOM LEAF, INC.

(Exact name of Registrant as specified in its charter)

Nevada	46-2093679
(State of incorporation)	(IRS Employer ID Number)

3571 E. Sunset Road, Suite 420

Las Vegas, Nevada 89120

877-442-0411

(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 2, 2016 there were 183,016,200 shares of common stock, par value $0.001 per share outstanding.

FREEDOM LEAF, INC.

FORM 10-Q

DECEMBER 31, 2015

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FREEDOM LEAF, INC.

(f/k/a Arkadia International, Inc.)

Balance Sheets

	December 31,	June 30,
	2015	2015
	(unaudited)
ASSETS

Current assets
Cash	$1,733	$901
Accounts receivable	1,632	2,480
Other receivable	2,000	2,000
Total current assets	5,365	5,381

Intangible assets, net	7,962	4,744
Other assets	3,584	3,584

Total assets	$16,911	$13,709

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Convertible notes payable, net of discount	$15,771	$–
Accounts payable	44,131	4,711
Accounts payable to related parties	–	27,466
Accrued expenses	12,259	17,984
Accrued expenses to related parties	83,126	–

Total current liabilities	155,287	50,161

Long-term liabilities
Payable to related party	194,355	194,355

Total long-term liabilities	194,355	194,355

Total liabilities	349,642	244,516

Commitments and contingencies

Stockholders' equity (deficit)
Common stock, $0.001 par value, 500,000,000 shares authorized, 183,016,200 and 174,181,200 shares issued, issuable, and outstanding at December 31, 2015 and June 30, 2015, respectively	183,016	174,181
Additional paid-in capital	2,995,295	594,130
Unearned stock compensation	(470,137)	–
Accumulated deficit	(3,040,905)	(999,118)
Total stockholders' deficit	(332,731)	(230,807)

Total liabilities and stockholders' deficit	$16,911	$13,709

See accompanying notes to unaudited financial statements.

FREEDOM LEAF, INC.

(f/k/a Arkadia International, Inc.)

Statements of Operations

For the Three and Six Months Ended December 31,

(unaudited)

	For the three months ended December 31,		For the six months ended December 31,
	2015	2014	2015	2014

Revenue, net	$16,555	$127,207	$31,650	$529,804

Operating expenses
Direct costs of revenue	21,224	73,310	62,533	92,909
General and administrative (includes stock-based compensation of $1,829,000 and $0 for the three months ended December 31, 2015 and 2014, respectively, and $1,829,000 and $0 for the six months ended December 31, 2015 and 2014, respectively.)	1,877,702	185,736	1,991,018	408,361
Marketing and selling	2,841	38,267	2,841	45,691

Operating loss	(1,885,212)	(170,106)	(2,024,742)	(17,157)

Other income (expense)
Interest expense	(1,274)	–	(1,274)	–
Beneficial conversion feature	(11,135)	–	(15,771)	–

Net loss	$(1,897,621)	$(170,106)	$(2,041,787)	$(17,157)

Net loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	181,479,189	52,048,016	177,830,195	52,048,016

See accompanying notes to unaudited financial statements.

FREEDOM LEAF, INC.

(f/k/a Arkadia International, Inc.)

Statements of Cash Flows

For the Six Months Ended December 31,

(unaudited)

	2015	2014
Cash flows from operating activities:
Net loss	$(2,041,787)	$(17,157)
Adjustments to reconcile net loss to net cash used in operations:
Amortization of intellectual properties	242	–
Beneficial conversion feature	15,771	–
Issuance of common stock for services	1,829,000	12,500
Unearned stock compensation	(470,137)
Issuance of warrants for services	500,000	–
Changes in operating assets and liabilities:
Accounts receivable	848	(2,105)
Other receivable	–	(4,727)
Prepaid expense	–	(19,685)
Other assets	–	(3,584)
Accounts payable	39,420	1,391
Accounts payable to related parties	(27,466)	39,000
Accrued expenses	(5,725)	494
Accrued expenses to related parties	83,126	–
Deferred revenue	–	800
Net cash provided by (used in) operating activities	(76,708)	6,927

Cash flows used in investing activities
Intangible asset acquired	(3,460)	(3,223)
Net cash used in investing activities	(3,460)	(3,223)

Cash flows from financing activities:
Proceeds from capital contributed	58,500	–
Proceeds from notes payable	22,500	–
Net cash provided by financing activities	81,000	–

Net increase in cash	832	3,704

Cash at beginning of period	901	9,214

Cash at end of period	$1,733	$12,918

Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$–

Cash paid for taxes	$–	$–

 See accompanying notes to unaudited financial statements.

FREEDOM LEAF, INC.

(f/k/a Arkadia International, Inc.)

Notes to Financial Statements

December 31, 2015

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

Nature of Operations

The Company is focused on being the premium national and international news source for the Cannabis/Industrial Hemp industry. Through our online and print media channels, our efforts are in dissemination of current legislation and legal news, arts and entertainment. Additional websites and online partnerships are in the development stage that will give the Freedom Leaf brand greater exposure. The Company will generate revenue from paid advertising on both online and print publications as well as consulting fees and incubator fees for companies that want to participate in the Cannabis/Industrial Hemp industry. Another segment of income generation by the Company is brand management for both profit and non-profit organizations. An example is the contract with NORML which was entered into on May 26, 2015. This contract authorizes the Company to undertake all of the commercial activities of NORML, earning income for both the non-profit and the Company.

Basis of Presentation

The accompanying unaudited financial statements of Freedom Leaf, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended December 31, 2015 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2016. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Form 10-K for the year ended June 30, 2015 filed on October 6, 2015 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

December 31, 2015

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

We currently measure and report at fair value our intangible assets (due to our impairment analysis) and derivative liabilities. The fair value of intangible assets has been determined using the present value of estimated future cash flows method. The fair value of derivative liabilities is measured using the Black-Scholes option pricing method. The following table summarizes our non-financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

		Quoted Prices in	Significant
	Balance at	Active Markets	Other	Significant
	December	for Identical	Observable	Unobservable
	31, 2015	Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Trademarks	$7,962	$–	$–	$7,962
Total Financial Assets	$7,962	$–	$–	$7,962

Following is a summary of activity through December 31, 2015 of the fair value of intangible assets valued using Level 3 inputs:

		Accumulated
	Asset	Amortization	Net
Intangibles - June 30, 2015	$4,913	$(169)	$4,744
Additions	3,460	–	3,460
Amortization	–	(242)	(242)
Intangibles - December 31, 2015	$8,373	$(411)	$7,962

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

December 31, 2015

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

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $2,041,787 and used cash in operating activities of $76,708 for the six months ended December 31, 2015. The Company had working capital deficit, stockholders’ deficit and accumulated deficit of $149,922, $332,731 and $3,040,905, respectively, at December 31, 2015. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

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

FREEDOM LEAF, INC.

(f/k/a Arkadia International, Inc.)

Notes to Financial Statements

December 31, 2015

(unaudited)

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of December 31, 2015 and 2014.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting pronouncements as issued. No new pronouncements had any material effect on these unaudited financial statements. The accounting pronouncements issued subsequent to the date of these unaudited financial statements that were considered significant by management were evaluated for the potential effect on these unaudited financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these unaudited financial statements as presented and does not anticipate the need for any future restatement of these unaudited financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2015 through the date these unaudited financial statements were issued.

Note 2 – Entry into a Definitive Agreement

Freedom Leaf, Inc., (f/k/a Arkadia International, Inc., the “Public Company,” “we,” “us,” “our”) entered into a share exchange agreement (the “Exchange Agreement”) with Freedom Leaf, Inc. (the “Private Company”), a Nevada corporation. Prior to the reverse merger, Richard C. Cowan, an officer and director of the Company, post-merger, acquired 89,808,000, or 99.8% of the outstanding shares of Freedom Leaf, Inc., the public company. Clifford J. Perry, an individual, and the Private Company’s sole officer and director (“Perry”), was the owner of record of all of the outstanding common shares of the Private Company (the “Private Company Stock”). Pursuant to the Exchange Agreement, upon surrender by the shareholders of the Public Company (the “Shareholders”) and the cancellation by the Private Company of the certificates evidencing the Private Company Stock as registered in the name of the Shareholder, and pursuant to the registration of the Public Company in the register of Shareholders maintained by Private Company as the new holder of the Public Company Stock and the issuance of the certificates evidencing the aforementioned registration of the Private Company Stock in the name of the Public Company, the Public Company will issue 83,401,200 shares (the “New Shares”) (subject to adjustment for fractionalized shares as set forth below) of the Company’s common stock to the Shareholders (or their designees), and Perry will cause 100% of the shares of the Private Company’s common stock that he owns (the “Perry Stock,” together with the New Shares, the “Acquisition Stock”) to be transferred to the Shareholders (or their designees), which collectively shall represent 48.1% of the issued and outstanding common stock of the Public Company immediately after the Closing, in exchange for the Private Company Stock, representing 100% of the issued share capital of the Private Company. As a result of the exchange of the Private Company Stock for the Acquisition Stock (the “Share Exchange”), the Private Company will be dissolved.

The closing of the Exchange Agreement was conditioned upon certain, limited customary representations and warranties, as well as the satisfaction or waiver of specified conditions to closing. As the parties satisfied all of the closing conditions, on November 6, 2014, we consummated the Share Exchange contemplated by the Exchange Agreement. As a result, the shareholders of Private Company own approximately 48.1% of our issued and outstanding common stock.

Prior to the execution and delivery of the Exchange Agreement, our board of directors approved the Share Exchange and the transactions contemplated thereby. Similarly, the board of directors of Private Company approved the Share Exchange. Reference is hereby made regarding the completion of the Share Exchange.

Following the Share Exchange, we have abandoned our prior business plan and we are now pursuing Private Company’s historical businesses.

The foregoing description of the Exchange Agreement does not purport to be complete and is qualified in its entirety by the Share Exchange Agreement, a copy of which has been filed on Form 10-Q/A for the period ended December 31, 2014 which is incorporated herein by reference.

FREEDOM LEAF, INC.

(f/k/a Arkadia International, Inc.)

Notes to Financial Statements

December 31, 2015

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

Note 3 – Convertible Notes Payable, Net of Premiums

Convertible notes payable, all classified as current at December 31, 2015, consists of the following:

Convertible notes, net of discounts
	December 31, 2015
			Principal,
		Debt	net of
	Principal	Discounts	Discounts
Bruce Perlowin	$5,000	$(2,575)	$2,425
Bruce Perlowin	5,000	(3,068)	1,932
Svetlana Ogorodnikova	12,500	(3,415)	9,085
Swiss Allied Trust, Inc.	50,000	(47,671)	2,329

Total	$72,500	$(56,729)	$15,771

On July 7, 2015, the Company executed a convertible promissory note for $5,000 with Bruce Perlowin. The note is for one year, 12% interest rate, and convertible at $0.10 per share. The current price at that date was $0.085, which is less than the conversion price. The stock price for our common stock as of September 30, 2015 was $0.40. Our common stock is thinly traded therefore our price, as management has determined, is not indicative of our valuation. In October 2015, the Company issued common stock for services to unrelated parties and the common stock was values at $0.20, therefore, the $0.20 was used for valuation purposes for this note. A beneficial conversion feature of $5,000 was recorded and, as of December 31, 2015, $2,425 was amortized. The Company has recorded accrued interest of $293 as of December 31, 2015.

On August 12, 2015, the Company executed a convertible promissory note for $5,000 with Bruce Perlowin. The note is for one year, 12% interest rate, and convertible at $0.10 per share. The current price at that date was $0.10, which is less than the conversion price. The stock price for our common stock as of September 30, 2015 was $0.40. Our common stock is thinly traded therefore our price, as management has determined, is not indicative of our valuation. In October 2015, the Company issued common stock for services to unrelated parties and the common stock was values at $0.20, therefore, the $0.20 was used for valuation purposes for this note. A beneficial conversion feature of $5,000 was recorded and, as of December 31, 2015, $1,932 was amortized. The Company has recorded accrued interest of $233 as of December 31, 2015.

On August 20, 2015, the Company executed a convertible promissory note for $12,500 with Svetlana Ogorodnikova. The note matures on February 19, 2016, 12% interest rate, and convertible at $0.10 per share. The current price at that date was $0.085, which is less than the conversion price. The stock price for our common stock as of September 30, 2015 was $0.40. Our common stock is thinly traded therefore our price, as management has determined, is not indicative of our valuation. In October 2015, the Company issued common stock for services to unrelated parties and the common stock was values at $0.20, therefore, the $0.20 was used for valuation purposes for this note. A beneficial conversion feature of $12,500 was recorded and, as of December 31, 2015, $9,085 was amortized. The Company has recorded accrued interest of $551 as of December 31, 2015.

On December 14, 2015, the Company executed a convertible promissory note for $100,000 with Swiss Allied Trust, Inc. (“Swiss Allied”). The note has two funding dates; December 14, 2015 and January 15, 2016, each for $50,000. As of December 31, 2015, the initial $50,000 had been received by the Company. The term on each installment is for one year from the date of receipt of each tranche. Each installment is recorded and presented separately. For the initial tranche of $50,000, the Company recorded a beneficial conversion feature of $50,000 and, as of December 31, 2015, $2,329 was amortized. The beneficial conversion feature was calculated on the conversion price of $0.005, as further discussed below. The Company maintained the common stock to be valued at $0.20, as discussed in prior notes, as the Company’s common stock continues to be thinly traded. Additionally, the Company issued Swiss Allied four warrants as an incentive to the note, each for 20,000,000 shares of the Company’s common stock, for a total of 80,000,000 warrants (see Note 4). Each warrant has an exercise price of $0.005 per share.

FREEDOM LEAF, INC.

(f/k/a Arkadia International, Inc.)

Notes to Financial Statements

December 31, 2015

(unaudited)

The four warrants, each for 20,000,000 shares of common stock, mature on March 31, 2016, June 30, 2016, October 31, 2016, and December 31, 2016, respectively. If Swiss Allied exercises all warrants, the Company would receive an additional $400,000 for said shares of common stock. If Swiss Allied does not exercise all 80,000,000 warrants, by the maturation dates, as described herein, the exercise price shall be adjusted to $0.06, an increase of $0.055 per share as a penalty, which is payable to the Company at the time Swiss Allied requests to have the Rule 144 restriction removed. The interest rate for each loan tranche is 8% and is accrued with a payment date of December 15, 2016 for the first tranche and January 15, 2017 for the second tranche. The conversion price for the $100,000, which may happen any time prior to December 14, 2016, shall be the greater of $0.03 or 50% of the lowest closing price on the primary trading market on which the Company’s common stock is quoted for the five trading days immediately prior to, but not including, the conversion date, assuming that Swiss Allied has not exercised all 80,000,000 warrants for common stock. The conversion price for the $100,000, assuming that Swiss Allied has exercised all 80,000,000 warrants for common stock, shall be $0.005 per share. Swiss Allied has a right of first refusal on any future funding to the Company. Swiss Allied has the right to name a party to serve as a member of the Company’s board of directors if Swiss Allied owns at least 40,000,000 shares of the Company’s common stock. If Swiss Allied owns at least 80,000,000 shares of the Company’s common stock, they have the right to name two parties to the Company’s board of directors. The two directors will remain as long as Swiss Allied owns 55,000,000 shares of the Company’s common stock.

Note 4 – Stockholders’ Deficit

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

On October 12, 2015, the Company issued 1,700,000 shares of common stock to various employees as part of compensation. The current price at that date was $0.20. Our common stock is thinly traded therefore our price, as management has determined, may not be indicative of our valuation. In October 2015, the Company issued common stock for services to unrelated parties and the common stock was valued at $0.20, therefore, the stock was valued at $0.20 or $340,000 was recorded. As of December 31, 2015, the stock was not issued therefore recorded as issuable.

On October 12, 2015, the Company issued 2,000,000 shares of common stock to Raymond Medeiros, a director of the Company, for his past services. The current price at that date was $0.20. Our common stock is thinly traded therefore our price, as management has determined, may not be indicative of our valuation. In October 2015, the Company issued common stock for services to unrelated parties and the common stock was valued at $0.20, therefore, the stock was valued at $0.20 or $400,000 was recorded. As of December 31, 2015, the stock was not issued therefore recorded as issuable.

On October 12, 2015, the Company issued 3,000,000 shares of common stock to Raymond Medeiros, a director of the Company, for his future services. The issuance will vest over a period of twelve months. The current price at that date was $0.20. Our common stock is thinly traded therefore our price, as management has determined, may not be indicative of our valuation. In October 2015, the Company issued common stock for services to unrelated parties and the common stock was valued at $0.20, therefore, the stock was valued at $0.20 or $600,000 was recorded. As of December 31, 2015, the stock was not issued therefore recorded as issuable.

On October 12, 2015, the Company issued 2,010,000 shares of common stock to various subcontractors for their services. The current price at that date was $0.20. Our common stock is thinly traded therefore our price, as management has determined, may not be indicative of our valuation. In October 2015, the Company issued common stock for services to unrelated parties and the common stock was valued at $0.20, therefore, the stock was valued at $0.20 or $402,000, was recorded. As of December 31, 2015, the stock was not issued therefore recorded as issuable.

On November 2, 2015, the Company issued 175,000 shares of common stock to various subcontractors for their services. The current price at that date was $0.45. Our common stock is thinly traded therefore our price, as management has determined, may not be indicative of our valuation. In October 2015, the Company issued common stock for services to unrelated parties and the common stock was valued at $0.20, therefore, the stock was valued at $0.20 or $35,000, was recorded.. As of December 31, 2015, the stock was not issued therefore recorded as issuable.

FREEDOM LEAF, INC.

(f/k/a Arkadia International, Inc.)

Notes to Financial Statements

December 31, 2015

(unaudited)

Warrants

On November 2, 2015, the Company issued 1,000,000 warrants for common stock to Freedom Leaf Iberia, in regards to a contemplated future transaction between the Company and Freedom Leaf Iberia. The warrants mature on May 2, 2016. The exercise price is $0.02 and the warrant has a cashless exercise option. The warrants were valued at $0.20 per share, as defined in the section. The Company recorded an expense of $200,000.

On November 2, 2015, the Company issued 1,000,000 warrants for common stock to Freedomleaf Netherlands, b.v., in regards to a contemplated future transaction between the Company and Freedomleaf Netherlands, b.v. The warrants mature on May 2, 2016. The exercise price is $0.02 and the warrant has a cashless exercise option. The warrants were valued at $0.20 per share, as defined in the section. The Company recorded an expense of $200,000.

On November 2, 2015, the Company issued 500,000 warrants for common stock to a subcontractor as an incentive to their services. The warrants mature on May 2, 2016. The exercise price is $0.02 and the warrant has a cashless exercise option. The warrants were valued at $0.20 per share, as defined in the section. The Company recorded an expense of $100,000.

On December 14, 2015, the Company executed a convertible promissory note for $100,000 with Swiss Allied (see Note 3). The Company issued Swiss Allied four warrants as an incentive to the note, each for 20,000,000 shares of the Company’s common stock, for a total of 80,000,000 warrants. Each warrant has an exercise price of $0.005 per share. The four warrants, each for 20,000,000 shares of common stock, mature on March 31, 2016, June 30, 2016, October 31, 2016, and December 31, 2016, respectively. The warrants, as an incentive to the note, should have a beneficial conversion feature. As the note’s beneficial conversion feature is at the maximum, there is no beneficial conversion feature to record. If Swiss Allied exercises all warrants, the Company would receive an additional $400,000 for said shares of common stock. If Swiss Allied does not exercise all 80,000,000 warrants, by the maturation dates, as described herein, the exercise price shall be adjusted to $0.06, an increase of $0.055 per share as a penalty, which is payable to the Company at the time Swiss Allied requests to have the Rule 144 restriction removed. The interest rate for each loan tranche is 8% and is accrued with a payment date of December 15, 2016 for the first tranche and January 15, 2017 for the second tranche. The conversion price for the $100,000, which may happen any time prior to December 14, 2016, shall be the greater of $0.03 or 50% of the lowest closing price on the primary trading market on which the Company’s common stock is quoted for the five trading days immediately prior to, but not including, the conversion date, assuming that Swiss Allied has not exercised all 80,000,000 warrants for common stock. The conversion price for the $100,000, assuming that Swiss Allied has exercised all 80,000,000 warrants for common stock, shall be $0.005 per share. Swiss Allied has a right of first refusal on any future funding to the Company. Swiss Allied has the right to name a party to serve as a member of the Company’s board of directors if Swiss Allied owns at least 40,000,000 shares of the Company’s common stock. If Swiss Allied owns at least 80,000,000 shares of the Company’s common stock, they have the right to name two parties to the Company’s board of directors. The two directors will remain as long as Swiss Allied owns 55,000,000 shares of the Company’s common stock.

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

December 31, 2015

(unaudited)

Lease Commitment

We lease approximately 2,800 square feet of office space in Las Vegas, Nevada, pursuant to a lease that will expire on September 30, 2019. This facility serves as our corporate headquarters. After September 30, 2017, the Company has the option to opt out of the lease.

Future minimum lease payments under these leases are as follows:

2016	$22,176
2017	45,360
2018	46,704
2019	48,048
2020	12,096
Total	$174,384

Note: After September 30, 2017, the Company can opt out of the remaining lease obligation.

Rent expense for the six months ended December 31, 2015 and 2014 was $20,208 and $0, respectively.

Note 6 – Related Parties

Richard C. Cowan (“Cowan”), Director and former officer of the Company, has payables and accruals due to him of $277,481 and $221,821 as of December 31, 2015 and June 30, 2015, respectively. There are no set terms for repayment.

Clifford J. Perry (“Perry”), chief executive officer, chief financial officer, and director of the Company, has no payables and accruals due to him as of December 31, 2015 and June 30, 2015, respectively.

Note 7 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements, except as stated herein.

On January 26, 2016, the Company received $50,000 from Swiss Allied as the second tranche of the convertible promissory note (see Note 3). A beneficial conversion feature will be recorded accordingly.

On February 8, 2016, the Company and Freedomleaf Netherlands, b.v. (“FLNL”), a company located in the Netherlands, executed a Memorandum of Understanding (“MOU”), wherein the Company granted FLNL a right of first refusal to license certain rights from the Company described below in exchange for a payment of $25,000, and the parties agreed to negotiate a definite license agreement for such rights and with proposed terms of the definitive agreement set forth in the MOU. Such rights include FLNL’s rights to use various trademarks of the Company, primarily “Freedom Leaf,” and other related rights, for use in the Netherlands by FLNL, including FLNL’s right to publish a Freedom Leaf magazine in the Netherlands, sell Freedom Leaf products and perform other activities related to the business of the Company. Except for the grant of the right of first refusal, and the required payment has not been received by the Company. FLNL is a shareholder (common stock and warrants to purchase additional common stock) of the Company.

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

The Company is focused on being the premium national and international news source for the Cannabis/Industrial Hemp industry. Through our online and print media channels, our efforts are in dissemination of current legislation and legal news, arts and entertainment. Additional websites and online partnerships are in the development stage that will give the Freedom Leaf brand greater exposure. The Company will generate revenue from paid advertising on both online and print publications as well as consulting fees and incubator fees for companies that want to participate in the Cannabis/Industrial Hemp industry. Another segment of income generation by the Company is brand management for both profit and non-profit organizations. An example is the contract with NORML which was entered into on May 26, 2015. This contract authorizes the Company to undertake all of the commercial activities of NORML, earning income for both the non-profit and the Company.

Plan of Operation

We are currently devoting substantially all of our efforts in the news, multi-media arts and entertainment industry, with both in print and online publications.

Results of Operations

For the Three Months Ended December 31, 2015 and 2014

Revenues

Our revenue was $16,555 for the three months ended December 31, 2015, compared to $127,207 for the three months ended December 31, 2014.

Operating Expenses

Direct costs of revenues were $21,224 and $73,310 for the three months ended December 31, 2015 and 2014, respectively. The decreases in revenues and cost of revenues are attributable to a change in the revenue stream from consulting in 2014 compared to its current operations in 2015.

For the three months ended December 31, 2015 our total operating expenses were $1,901,767 compared to $297,313 for the three months ended December 31, 2014 resulting in an increase of $1,604,454, contributable to stock-based compensation of $1,829,000 offset by lower operating expenses for 2015. As a result, net loss was $1,897,621 for the three months ended December 31, 2015 compared to net loss of $170,106 for the three months ended December 31, 2014.

For the Six Months Ended December 31, 2015 and 2014

Revenues

Our revenue was $31,650 for the six months ended December 31, 2015, compared to $529,804 for the six months ended December 31, 2014.

Operating Expenses

Direct costs of revenues were $62,533 and $92,909 for the six months ended December 31, 2015 and 2014, respectively. The decreases in revenues and cost of revenues are attributable to the change in the revenue stream from consulting in 2014 compared to its current operations in 2015.

For the six months ended December 31, 2015 our total operating expenses were $2,056,392 compared to $546,961 for the six months ended December 31, 2014 resulting in an increase of $1,509,431, contributable to stock-based compensation of $1,829,000 offset by lower operating expenses for 2015. As a result, net loss was $1,291,061 for the six months ended December 31, 2015 compared to net loss of $17,157 for the six months ended December 31, 2014.

Liquidity and Capital Resources

Overview

As of December 31, 2015, the Company had $1,733 in cash. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $50,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees.

Liquidity and Capital Resources during the six months ended December 31, 2015 compared to the six months ended December 31, 2014

We used cash in operations of $76,708 for the six months ended December 31, 2015 compared to cash provided by operations of $6,927 for the six months ended December 31, 2014. The negative cash flow from operating activities for the six months ended December 31, 2015 is attributable to the Company's net loss from operations of $2,041,787 primarily due to the issuance of common stock for services. Cash provided by operations for the six months ended December 31, 2014 is attributable to the Company's net loss of $17,157 offset primarily by increase in prepaid expenses offset by increase in accounts payable to related parties.

We used cash in investing or financing activities of $3,460 and $3,223 for the six months ended December 31, 2015 and 2014.

We had cash provided by financing activities of $81,000 for the six months ended December 31, 2015 compared to $0 for the same period in 2014. The increase in 2015 was due to proceeds from capital contributed of $58,500 and proceeds from notes payable of $22,500.

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

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had revenue of $31,650 and net losses of $2,041,787 for the six months ended December 31, 2015 compared to revenue of $529,804 and net losses of $17,157 for the six months ended December 31, 2014. The Company had working capital deficit, stockholders’ deficit, and accumulated deficit of $149,922, $332,731 and $3,040,905, respectively, at December 31, 2015, and used cash in operations of $76,708 in the six months ended December 31, 2015. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels. The unaudited financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1, “Summary of Significant Accounting Policies” in our audited financial statements for the year ended June 30, 2014, included in our Annual Report on Form 10-K as filed on October 6, 2015, for a discussion of our critical accounting policies and estimates.

NON-GAAP FINANCIAL MEASURES

Adjusted Net Earnings

In addition to reporting net loss from operations as defined under generally accepted accounting principles (“GAAP”), the Company presents adjusted net earnings from operations (adjusted net earnings), which is a non-GAAP performance measure. Adjusted net earnings consist of net loss from operations after adjustment for those items shown in the table below. Adjusted net earnings does not represent, and should not be considered an alternative to, GAAP measurements such as net loss from operations (its most comparable GAAP financial measure), and the Company’s calculations thereof may not be comparable to similarly titled measures reported by other companies. By eliminating the items shown below, the Company believes that the measure is useful to investors because similar measures are frequently used by securities analysts, investors, and other interested parties in their evaluation of companies. The Company’s management does not view adjusted net earnings in isolation and also uses other measurements, such as net loss from operation and revenues to measure operating performance. The following table provides a reconciliation of net loss from operations, the most directly comparable GAAP measure, to adjusted net earnings for the periods presented:

Adjusted Net Loss	For the Six Months Ended
	December 31,
	2015	2014

Net loss	$(2,041,787)	$(17,157)
Beneficial conversion feature expense	(15,771)	–

Adjusted net loss	$(2,026,016)	$(17,157)

Weighted average shares outstanding
- basic and diluted	177,830,195	52,048,016

Adjusted basic and diluted net loss per share	$(0.01)	$(0.00)

Adjusted EBITDA

In addition to reporting net loss from operations as defined under GAAP, the Company also presents adjusted net earnings before interest, income taxes, depreciation, depletion, and amortization from operations (adjusted EBITDA), which is a non-GAAP performance measure. Adjusted EBITDA consists of net loss from operations after adjustment for those items shown in the table below. Adjusted EBITDA does not represent, and should not be considered an alternative to, GAAP measurements such as net loss from operations (its most comparable GAAP financial measure), and the Company’s calculations thereof may not be comparable to similarly titled measures reported by other companies.

By eliminating the items shown below, the Company believes the measure is useful in evaluating its fundamental core operating performance. The Company also believes that adjusted EBITDA is useful to investors because similar measures are frequently used by securities analysts, investors, and other interested parties in their evaluation of companies. The Company’s management uses adjusted EBITDA to manage its business, including in preparing its annual operating budget and financial projections. The Company’s management does not view adjusted EBITDA in isolation and also uses other measurements, such as net loss from operations and revenues to measure operating performance. The following table provides a reconciliation of net loss from operations, the most directly comparable GAAP measure, to adjusted EBITDA for the periods presented:

Adjusted EBITDA	For the Six Months Ended
	December 31,
	2015	2014

Net loss from operations	$(2,041,787)	$(17,157)
Interest expense	(1,274)	–
Amortization	(242)	–
Stock-based compensation	(1,829,000)	–
Beneficial conversion feature expense	(15,771)	–

Adjusted EBITDA	$(195,500)	$(17,157)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Subsequent to June 30, 2015, the following issuances of unregistered securities were made. These securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

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

On November 2, 2015, the Company issued 175,000 shares of common stock to various subcontractors for their services.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On February 8, 2016, the Company and Freedomleaf Netherlands, b.v. (“FLNL”), a company located in the Netherlands, executed a Memorandum of Understanding (“MOU”), wherein the Company granted FLNL a right of first refusal to license certain rights from the Company described below in exchange for a payment of $25,000, and the parties agreed to negotiate a definite license agreement for such rights and with proposed terms of the definitive agreement set forth in the MOU. Such rights include FLNL’s rights to use various trademarks of the Company, primarily “Freedom Leaf,” and other related rights, for use in the Netherlands by FLNL, including FLNL’s right to publish a Freedom Leaf magazine in the Netherlands, sell Freedom Leaf products and perform other activities related to the business of the Company. Except for the grant of the right of first refusal, and the required payment has not been received by the Company. FLNL is a shareholder (common stock and warrants to purchase additional common stock) of the Company.

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

Freedom Leaf, Inc.

Dated: February 11, 2016	By: /s/ Clifford J. Perry
Clifford J. Perry
Chief Executive Officer and Chief Financial Officer

