Form 10-Q
period 2016-03-31
Freedom Leaf Inc.
filed 2016-05-16
CIK 1581545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 2, 2016 there were 184,526,200 shares of common stock, par value $0.001 per share issued, issuable, and outstanding.

FREEDOM LEAF, INC.

FORM 10-Q

MARCH 31, 2016

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FREEDOM LEAF, INC.

(f/k/a Arkadia International, Inc.)

Condensed Balance Sheets

	March 31,	June 30,
	2016	2015
	(unaudited)
ASSETS

Current assets
Cash	$1,278	$901
Accounts receivable	5,931	2,480
Other receivable	2,000	2,000
Total current assets	9,209	5,381

Intangible assets, net	7,597	4,744
Other assets	3,584	3,584

Total assets	$20,390	$13,709

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Convertible notes payable, net of discount	$23,699	$–
Notes payable	20,000	–
Accounts payable	42,789	4,711
Accounts payable to related parties	–	27,466
Accrued expenses	18,947	17,984
Accrued expenses to related parties	81,026	–

Total current liabilities	186,461	50,161

Long-term liabilities
Convertible notes payable, net of discount	19,349	–
Payable to related party	194,355	194,355

Total long-term liabilities	213,704	194,355

Total liabilities	400,165	244,516

Commitments and contingencies

Stockholders' deficit
Common stock, $0.001 par value, 500,000,000 shares authorized, 184,526,200 and 174,181,200 shares issued, issuable, and outstanding at March 31, 2016 and June 30, 2015, respectively	184,526	174,181
Additional paid-in capital	3,255,785	594,130
Unearned stock compensation	(320,137)	–
Accumulated deficit	(3,499,949)	(999,118)
Total stockholders' deficit	(379,775)	(230,807)

Total liabilities and stockholders' deficit	$20,390	$13,709

See accompanying notes to unaudited financial statements.

FREEDOM LEAF, INC.

(f/k/a Arkadia International, Inc.)

Condensed Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2016	2015	2016	2015
Revenue, net	$68,762	$49,237	$100,412	$579,041
Operating expenses
Direct costs of revenue	33,865	141,027	96,398	233,936
General and administrative (includes stock-based compensation of $160,000 and $0 for the three months ended March 31, 2016 and 2015, respectively, and $2,148,863 and $0 for the nine months ended March 31, 2016 and 2015, respectively.)	462,296	147,911	2,453,314	556,272
Marketing and selling	1,974	1,182	4,815	46,873
Operating loss	(429,373)	(240,883)	(2,454,115)	(258,040)
Other income (expense)
Interest expense	(2,394)	–	(3,668)	–
Beneficial conversion feature	(27,277)	–	(43,048)	–
Net loss	$(459,044)	$(240,883)	$(2,500,831)	$(258,040)
Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average number of shares
outstanding - basic and diluted	183,829,167	174,181,200	179,945,164	173,834,533

See accompanying notes to unaudited financial statements.

FREEDOM LEAF, INC.

(f/k/a Arkadia International, Inc.)

Condensed Statements of Cash Flows

For the Nine Months Ended March 31,

(unaudited)

	2016	2015
Cash flows from operating activities:
Net loss	$(2,500,831)	$(258,040)
Adjustments to reconcile net loss to net cash used in operations:
Amortization of intellectual properties	381	–
Beneficial conversion feature	43,048	–
Issuance of common stock for services	1,969,000	12,500
Unearned stock compensation	(320,137)
Issuance of warrants for services	500,000	–
Changes in operating assets and liabilities:
Accounts receivable	(3,451)	(4,105)
Other receivable	–	(1,412)
Prepaid expense	–	(833)
Other assets	–	(3,819)
Accounts payable	38,078	2,179
Accounts payable to related parties	(27,466)	6,955
Accrued expenses	964	5,938
Accrued expenses to related parties	81,026	–
Deferred revenue	–	2,300
Net cash provided by (used in) operating activities	(219,388)	(238,337)

Cash flows used in investing activities
Intangible asset acquired	(3,235)	(3,998)
Net cash used in investing activities	(3,235)	(3,998)

Cash flows from financing activities:
Proceeds from capital contributed	70,500	–
Proceeds from sale of common stock	10,000	–
Proceeds from related party	–	233,355
Proceeds from notes payable	142,500	–
Net cash provided by financing activities	223,000	233,355

Net increase (decrease) in cash	377	(8,980)

Cash at beginning of period	901	9,214

Cash at end of period	$1,278	$234

Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$–

Cash paid for taxes	$–	$–

 See accompanying notes to unaudited financial statements.

FREEDOM LEAF, INC.

(f/k/a Arkadia International, Inc.)

Notes to Condensed Financial Statements

March 31, 2016

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

Basis of Presentation

The accompanying unaudited financial statements of Freedom Leaf, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended March 31, 2016 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2016. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Form 10-K for the year ended June 30, 2015 filed on October 6, 2015 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We currently measure and report at fair value our intangible assets (due to our impairment analysis) and derivative liabilities. The fair value of intangible assets has been determined using the present value of estimated future cash flows method. The fair value of derivative liabilities is measured using the Black-Scholes option pricing method. The following table summarizes our non-financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2016:

		Quoted Prices in	Significant
	Balance at	Active Markets	Other	Significant
	March	for Identical	Observable	Unobservable
	31, 2016	Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Trademarks	$7,597	$–	$–	$7,597
Total Financial Assets	$7,597	$–	$–	$7,597

Following is a summary of activity through March 31, 2016 of the fair value of intangible assets valued using Level 3 inputs:

		Accumulated
	Asset	Amortization	Net
Intangibles - June 30, 2015	$4,913	$(169)	$4,744
Additions	3,234	–	3,234
Amortization	–	(381)	(381)
Intangibles - March 31, 2016	$8,147	$(550)	$7,597

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

Going Concern

The Company has generated limited revenues for the nine months ended March 31, 2016 of $100,412, has recurring net losses for the nine months ended March 31, 2016 of $2,500,831, and a working capital deficiency as of March 31, 2016 of $177,252, and used cash in operations of $219,388 for the nine months ended March 31, 2016. In addition, as of March 31, 2016, the Company had a stockholders’ deficit and accumulated deficit of $379,775 and $3,499,949, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying condensed financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The ability of the Company to continue its operations is dependent on the execution of management’s plans, which include the raising of capital through the debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements. If the Company were not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements.

There can be no assurances that the Company will be successful in generating additional cash from the equity/debt markets or other sources to be used for operations. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary. Based on the Company’s current resources, the Company will not be able to continue to operate without additional immediate funding. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all operational activities and/or contemplate the sale of its assets, if necessary.

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

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares which may dilute future earnings per share consist of convertible notes convertible into 20,225,000 common shares. Equivalent shares are not utilized when the effect is anti-dilutive (see Note 3).

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of March 31, 2016 and 2015.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting pronouncements as issued. No new pronouncements had any material effect on these unaudited financial statements. The accounting pronouncements issued subsequent to the date of these unaudited financial statements that were considered significant by management were evaluated for the potential effect on these unaudited financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these unaudited financial statements as presented and does not anticipate the need for any future restatement of these unaudited financial statements because of the retro-active application of any accounting pronouncements issued subsequent to March 31, 2016 through the date these unaudited financial statements were issued.

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

Licensing Rights

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

Note 3 – Convertible Notes Payable, Net of Premiums and Notes Payable

Convertible notes payable, all classified as current at March 31, 2016, consists of the following:

Convertible notes, net of discounts and notes payable

	March 31, 2016
			Principal,
		Debt	net of
	Principal	Discounts	Discounts
Bruce Perlowin (a) (b)	$5,000	$(1,329)	$3,671
Bruce Perlowin (a) (b)	5,000	(1,822)	3,178
Svetlana Ogorodnikova (a) (b)	12,500	–	12,500
Swiss Allied Trust, Inc. (a)	50,000	(35,205)	14,795
Swiss Allied Trust, Inc. (a)	50,000	(41,096)	8,904
Frank Dobrucki	10,000	–	10,000
Frank Dobrucki	10,000	–	10,000

Total	$142,500	$(79,452)	$63,048

Short-term	$120,000	$(76,301)	$43,699
Long-term	$22,500	$(3,151)	$19,349

(a) Convertible
(b) Note was converted into common stock on April 15, 2016. Therefore, for presentation on the financial statements, this note was reclassified into the long-term liability section of the balance sheet.

On July 7, 2015, the Company executed a convertible promissory note for $5,000 with Bruce Perlowin. The note is for one year, 12% interest rate, and convertible at $0.10 per share. The current price at that date was $0.085, which is less than the conversion price. The stock price for our common stock as of September 30, 2015 was $0.40. Our common stock is thinly traded therefore our price, as management has determined, is not indicative of our valuation. In October 2015, the Company issued common stock for services to unrelated parties and the common stock was values at $0.20, therefore, the $0.20 was used for valuation purposes for this note. A beneficial conversion feature of $5,000 was recorded and, as of March 31, 2016, $3,671 was amortized. The Company has recorded accrued interest of $442 as of March 31, 2016. On April 15, 2016, Mr. Perlowin converted this promissory note into 50,000 shares of common stock (see Note 7).

On August 12, 2015, the Company executed a convertible promissory note for $5,000 with Bruce Perlowin. The note is for one year, 12% interest rate, and convertible at $0.10 per share. The current price at that date was $0.10, which is less than the conversion price. The stock price for our common stock as of September 30, 2015 was $0.40. Our common stock is thinly traded therefore our price, as management has determined, is not indicative of our valuation. In October 2015, the Company issued common stock for services to unrelated parties and the common stock was values at $0.20, therefore, the $0.20 was used for valuation purposes for this note. A beneficial conversion feature of $5,000 was recorded and, as of March 31, 2016, $3,178 was amortized. The Company has recorded accrued interest of $383 as of March 31, 2016. On April 15, 2016, Mr. Perlowin converted this promissory note into 50,000 shares of common stock (see Note 7).

On August 20, 2015, the Company executed a convertible promissory note for $12,500 with Svetlana Ogorodnikova. The note matures on February 19, 2016, 12% interest rate, and convertible at $0.10 per share. The current price at that date was $0.085, which is less than the conversion price. The stock price for our common stock as of September 30, 2015 was $0.40. Our common stock is thinly traded therefore our price, as management has determined, is not indicative of our valuation. In October 2015, the Company issued common stock for services to unrelated parties and the common stock was values at $0.20, therefore, the $0.20 was used for valuation purposes for this note. A beneficial conversion feature of $12,500 was recorded and, as of March 31, 2016, $12,500 was amortized. The Company has recorded accrued interest of $925 as of March 31, 2016. On February 19, 2016, Ms. Ogorodnikova granted the Company an extension on the due date to June 30, 2016. On April 15, 2016, Ms. Ogorodnikova converted this promissory note into 125,000 shares of common stock (see Note 7).

On December 14, 2015, the Company executed a convertible promissory note for $100,000 with Swiss Allied Trust, Inc. (“Swiss Allied”). The note has two funding dates; December 14, 2015 and January 15, 2016, each for $50,000. On January 26, 2016, the Company received $50,000 from Swiss Allied as the second tranche of the convertible promissory note. As of March 31, 2016, both tranches were received by the Company. The term on each installment is for one year from the date of receipt of each tranche. Each installment is recorded and presented separately. For the initial tranche of $50,000, the Company recorded a beneficial conversion feature of $50,000 and, as of March 31, 2016, $14,795 was amortized. A beneficial conversion feature of $50,000 was recorded and, as of March 31, 2016, $8,904 has been amortized. For the initial tranche, the Company has recorded accrued interest of $1,195 as of March 31, 2016. For the second tranche, the Company has recorded accrued interest of $723 as of March 31, 2016. The beneficial conversion features was calculated on the conversion price of $0.005, as further discussed below. The Company maintained the common stock to be valued at $0.20, as discussed in prior notes, as the Company’s common stock continues to be thinly traded. Additionally, the Company issued Swiss Allied four warrants as an incentive to the note, each for 20,000,000 shares of the Company’s common stock, for a total of 80,000,000 warrants (see Note 4). Each warrant has an exercise price of $0.005 per share.

The four warrants, each for 20,000,000 shares of common stock, mature on March 31, 2016, June 30, 2016, October 31, 2016, and December 31, 2016, respectively. If Swiss Allied exercises all warrants, the Company would receive an additional $400,000 for said shares of common stock. If Swiss Allied does not exercise all 80,000,000 warrants, by the maturation dates, as described herein, the exercise price shall be adjusted to $0.06, an increase of $0.055 per share as a penalty, which is payable to the Company at the time Swiss Allied requests to have the Rule 144 restriction removed. The interest rate for each loan tranche is 8% and is accrued with a payment date of December 15, 2016 for the first tranche and January 15, 2017 for the second tranche. The conversion price for the $100,000, which may happen any time prior to December 14, 2016, shall be the greater of $0.03 or 50% of the lowest closing price on the primary trading market on which the Company’s common stock is quoted for the five trading days immediately prior to, but not including, the conversion date, assuming that Swiss Allied has not exercised all 80,000,000 warrants for common stock. The conversion price for the $100,000, assuming that Swiss Allied has exercised all 80,000,000 warrants for common stock, shall be $0.005 per share. Swiss Allied has a right of first refusal on any future funding to the Company. Swiss Allied has the right to name a party to serve as a member of the Company’s board of directors if Swiss Allied owns at least 40,000,000 shares of the Company’s common stock. If Swiss Allied owns at least 80,000,000 shares of the Company’s common stock, they have the right to name two parties to the Company’s board of directors. The two directors will remain as long as Swiss Allied owns 55,000,000 shares of the Company’s common stock. As of March 31, 2016, Swiss Allied had not exercised the first warrant therefore, the warrant had expired as of said date. Subsequent to March 31, 2016, the Company received $50,000 (in two tranches of $24,000 and $26,000) from Swiss Allied as an advance against the warrant with the maturation date of March 31, 2016. The Company has agreed to amend the obligations of Swiss Allied to accommodate the extension of the warrant until June 5, 2016. See Note 7.

On March 11, 2016, the Company executed a promissory note for $10,000 with Frank Dobrucki (“Dobrucki”). The note is due on demand and bears no interest.

On March 28, 2016, the Company executed a promissory note for $10,000 with Dobrucki. The note is due on demand and bears no interest.

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

On October 12, 2015, the Company issued 1,700,000 shares of common stock to various employees as part of compensation. The current price at that date was $0.20. Our common stock is thinly traded therefore our price, as management has determined, may not be indicative of our valuation. In October 2015, the Company issued common stock for services to unrelated parties and the common stock was valued at $0.20, therefore, the stock was valued at $0.20 or $340,000 was recorded. As of March 31, 2016, the stock was not issued therefore recorded as issuable.

On October 12, 2015, the Company issued 2,000,000 shares of common stock to Raymond Medeiros, a director of the Company, for his past services. The current price at that date was $0.20. Our common stock is thinly traded therefore our price, as management has determined, may not be indicative of our valuation. In October 2015, the Company issued common stock for services to unrelated parties and the common stock was valued at $0.20, therefore, the stock was valued at $0.20 or $400,000 was recorded. As of March 31, 2016, the stock was not issued therefore recorded as issuable.

On October 12, 2015, the Company issued 3,000,000 shares of common stock to Raymond Medeiros, a director of the Company, for his future services. The issuance will vest over a period of twelve months. The current price at that date was $0.20. Our common stock is thinly traded therefore our price, as management has determined, may not be indicative of our valuation. In October 2015, the Company issued common stock for services to unrelated parties and the common stock was valued at $0.20, therefore, the stock was valued at $0.20 or $600,000 was recorded. As of March 31, 2016, the stock was not issued therefore recorded as issuable.

On October 12, 2015, the Company issued 2,010,000 shares of common stock to various subcontractors for their services. The current price at that date was $0.20. Our common stock is thinly traded therefore our price, as management has determined, may not be indicative of our valuation. In October 2015, the Company issued common stock for services to unrelated parties and the common stock was valued at $0.20, therefore, the stock was valued at $0.20 or $402,000, was recorded. As of March 31, 2016, the stock was not issued therefore recorded as issuable.

On November 2, 2015, the Company issued 175,000 shares of common stock to various subcontractors for their services. The current price at that date was $0.45. Our common stock is thinly traded therefore our price, as management has determined, may not be indicative of our valuation. In October 2015, the Company issued common stock for services to unrelated parties and the common stock was valued at $0.20, therefore, the stock was valued at $0.20 or $35,000, was recorded. As of March 31, 2016, the stock was not issued therefore recorded as issuable.

On February 2, 2016, Dobrucki exercised a warrant for 500,000 shares of common stock for $10,000, the exercise price of the warrants at $0.02 per share. As of March 31, 2016, the shares were not issued therefore they are recorded as issuable.

On February 15, 2016, the Company issued 750,000 shares of common stock to various subcontractors for their services. The current price at that date was $0.227. Our common stock is thinly traded therefore our price, as management has determined, may not be indicative of our valuation. In October 2015, the Company issued common stock for services to unrelated parties and the common stock was valued at $0.20, therefore, the stock was valued at $0.20 or $150,000, was recorded. As of March 31, 2016, the stock was not issued therefore recorded as issuable.

On February 15, 2016, the Company issued 50,000 shares of common stock to an employee for their services. The current price at that date was $0.227. Our common stock is thinly traded therefore our price, as management has determined, may not be indicative of our valuation. In October 2015, the Company issued common stock for services to unrelated parties and the common stock was valued at $0.20, therefore, the stock was valued at $0.20 or $10,000, was recorded. As of March 31, 2016, the stock was not issued therefore recorded as issuable.

On February 24, 2016, the Company issued 100,000 shares of common stock to various subcontractors for their services. The current price at that date was $0.227. Our common stock is thinly traded therefore our price, as management has determined, may not be indicative of our valuation. In October 2015, the Company issued common stock for services to unrelated parties and the common stock was valued at $0.20, therefore, the stock was valued at $0.20 or $20,000, was recorded. As of March 31, 2016, the stock was not issued therefore recorded as issuable.

On March 17, 2016, the Company issued 50,000 shares of common stock to various subcontractors for their services. The current price at that date was $0.20. Our common stock is thinly traded therefore our price, as management has determined, may not be indicative of our valuation. In October 2015, the Company issued common stock for services to unrelated parties and the common stock was valued at $0.20, therefore, the stock was valued at $0.20 or $10,000, was recorded. As of March 31, 2016, the stock was not issued therefore recorded as issuable.

On March 18, 2016, the Company issued 10,000 shares of common stock to an employee for their services. The current price at that date was $0.20. Our common stock is thinly traded therefore our price, as management has determined, may not be indicative of our valuation. In October 2015, the Company issued common stock for services to unrelated parties and the common stock was valued at $0.20, therefore, the stock was valued at $0.20 or $2,000, was recorded. As of March 31, 2016, the stock was not issued therefore recorded as issuable.

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

On November 2, 2015, the Company issued 500,000 warrants for common stock to a subcontractor as an incentive to their services. The warrants mature on May 2, 2016. The exercise price is $0.02 and the warrant has a cashless exercise option. The warrants were valued at $0.20 per share, as defined in the section. The Company recorded an expense of $100,000. On February 2, 2016, Dobrucki exercised a warrant for 500,000 shares of common stock for $10,000, the exercise price of the warrants at $0.02 per share. As of March 31, 2016, the shares were not issued therefore they are recorded as issuable.

On December 14, 2015, the Company executed a convertible promissory note for $100,000 with Swiss Allied (see Note 3). The Company issued Swiss Allied four warrants as an incentive to the note, each for 20,000,000 shares of the Company’s common stock, for a total of 80,000,000 warrants. Each warrant has an exercise price of $0.005 per share. The four warrants, each for 20,000,000 shares of common stock, mature on March 31, 2016, June 30, 2016, October 31, 2016, and December 31, 2016, respectively. The warrants, as an incentive to the note, should have a beneficial conversion feature. As the note’s beneficial conversion feature is at the maximum, there is no beneficial conversion feature to record. If Swiss Allied exercises all warrants, the Company would receive an additional $400,000 for said shares of common stock. If Swiss Allied does not exercise all 80,000,000 warrants, by the maturation dates, as described herein, the exercise price shall be adjusted to $0.06, an increase of $0.055 per share as a penalty, which is payable to the Company at the time Swiss Allied requests to have the Rule 144 restriction removed. The interest rate for each loan tranche is 8% and is accrued with a payment date of December 15, 2016 for the first tranche and January 15, 2017 for the second tranche. The conversion price for the $100,000, which may happen any time prior to December 14, 2016, shall be the greater of $0.03 or 50% of the lowest closing price on the primary trading market on which the Company’s common stock is quoted for the five trading days immediately prior to, but not including, the conversion date, assuming that Swiss Allied has not exercised all 80,000,000 warrants for common stock. The conversion price for the $100,000, assuming that Swiss Allied has exercised all 80,000,000 warrants for common stock, shall be $0.005 per share. Swiss Allied has a right of first refusal on any future funding to the Company. Swiss Allied has the right to name a party to serve as a member of the Company’s board of directors if Swiss Allied owns at least 40,000,000 shares of the Company’s common stock. If Swiss Allied owns at least 80,000,000 shares of the Company’s common stock, they have the right to name two parties to the Company’s board of directors. The two directors will remain as long as Swiss Allied owns 55,000,000 shares of the Company’s common stock. See Note 7 for amendment on the warrant that matured on March 31, 2016.

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

Future minimum lease payments under these leases are as follows:

2016	$11,088
2017	45,360
2018	46,704
2019	48,048
2020	12,096
Total	$163,296

Note: After September 30, 2017, the Company can opt out of the remaining lease obligation.

Rent expense for the nine months ended March 31, 2016 and 2015 was $31,721 and $0, respectively.

Note 6 – Related Parties

Richard C. Cowan (“Cowan”), Director and former officer of the Company, has payables and accruals due to him of $194,355 and $221,821 as of March 31, 2016 and June 30, 2015, respectively. There are no set terms for repayment.

Clifford J. Perry (“Perry”), chief executive officer, chief financial officer, and director of the Company, has no payables and accruals due to him as of March 31, 2016 and June 30, 2015, respectively.

Note 7 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements, except as stated herein.

On April 15, 2016, Bruce Perlowin converted the convertible promissory note dated July 7, 2015 for $5,000 into 50,000 shares of common stock (see Note 3).

On April 15, 2016, Bruce Perlowin converted the convertible promissory note dated August 12, 2015 for $5,000 into 50,000 shares of common stock (see Note 3).

On April 15, 2016, Svetlana Ogorodnikova converted the convertible promissory note dated August 20, 2015 for $12,500 into 125,000 shares of common stock (see Note 3).

As of March 31, 2016, Swiss Allied had not exercised the first warrant with a maturation date of March 31, 2016 (see Note 3). Therefore, the warrant had expired as of said date. On April 8, 2016, the Company received $24,000 from Swiss Allied as an advance against the warrant with the maturation date of March 31, 2016. On May 2, 2016, the Company has agreed to amend the obligations of Swiss Allied to accommodate the extension of the warrant until June 5, 2016. The amendment states that the Company will issue a waiver to Swiss Allied on all conditions stated in Note 3 in regards to this financing.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

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

We have had limited operations and management has determined that we are a “going concern,” based upon our reliance on the sale of our common stock as the sole source of funds for our future operations.

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

Results of Operations

For the Three Months Ended March 31, 2016 and 2015

Revenues

Our revenue was $68,762 for the three months ended March 31, 2016, compared to $49,237 for the three months ended March 31, 2015.

Operating Expenses

Direct costs of revenues were $33,865 and $141,027 for the three months ended March 31, 2016 and 2015, respectively. The decreases in revenues and cost of revenues are attributable to a change in the revenue stream from consulting in 2014 compared to its current operations in 2015.

For the three months ended March 31, 2016 our general and administrative expenses and marketing and selling expenses were $464,270 compared to $149,093 for the three months ended March 31, 2015 resulting in an increase of $315,177, contributable to stock-based compensation of $202,000 offset by lower operating expenses for 2016. As a result, net loss was $459,044 for the three months ended March 31, 2016 compared to net loss of $240,883 for the three months ended March 31, 2015.

For the Nine Months Ended March 31, 2016 and 2015

Revenues

Our revenue was $100,412 for the nine months ended March 31, 2016, compared to $579,041 for the nine months ended March 31, 2015.

Operating Expenses

Direct costs of revenues were $96,398 and $233,936 for the nine months ended March 31, 2016 and 2015, respectively. The decreases in revenues and cost of revenues are attributable to the change in the revenue stream from consulting in 2015 compared to its current operations in 2016.

For the nine months ended March 31, 2016 our general and administrative expenses and marketing and selling expenses were $2,458,129 compared to $603,145 for the nine months ended March 31, 2015 resulting in an increase of $1,854,984, contributable to stock-based compensation of $2,148,863 offset by lower expenses for 2016. As a result, net loss was $2,500,831 for the nine months ended March 31, 2016 compared to net loss of $258,040 for the nine months ended March 31, 2015.

Liquidity and Capital Resources

Overview

As of March 31, 2016, the Company had $1,278 in cash. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $50,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees.

Liquidity and Capital Resources during the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015

We used cash in operations of $219,388 for the nine months ended March 31, 2016 compared to cash used in operations of $238,337 for the nine months ended March 31, 2015. The negative cash flow from operating activities for the nine months ended March 31, 2016 is attributable to the Company's net loss from operations of $2,500,831 primarily due to the issuance of common stock for services. Cash provided by operations for the nine months ended March 31, 2015 is attributable to the Company's net loss of $258,040 offset primarily by increase in prepaid expenses offset by increase in accounts payable to related parties.

We used cash in investing or financing activities of $3,235 and $3,998 for the nine months ended March 31, 2016 and 2015.

We had cash provided by financing activities of $223,000 for the nine months ended March 31, 2016 compared to $233,355 for the same period in 2015. The increase in 2016 was due to proceeds from capital contributed of $8,500, sale of common stock of $10,000, and proceeds from notes payable of $142,500.

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

Going Concern

The Company has generated limited revenues for the nine months ended March 31, 2016 of $100,412, has recurring net losses for the nine months ended March 31, 2016 of $2,500,831, and a working capital deficiency as of March 31, 2016 of $177,252, and used cash in operations of $219,388 for the nine months ended March 31, 2016. In addition, as of March 31, 2016, the Company had a stockholders’ deficit and accumulated deficit of $379,775 and $3,499,949, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The ability of the Company to continue its operations is dependent on the execution of management’s plans, which include the raising of capital through the debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements. If the Company were not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements.

There can be no assurances that the Company will be successful in generating additional cash from the equity/debt markets or other sources to be used for operations. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary. Based on the Company’s current resources, the Company will not be able to continue to operate without additional immediate funding. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all operational activities and/or contemplate the sale of its assets, if necessary.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1, “Summary of Significant Accounting Policies” in our audited financial statements for the year ended June 30, 2015, included in our Annual Report on Form 10-K as filed on October 6, 2015, for a discussion of our critical accounting policies and estimates.

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

Adjusted Net Loss	For the Nine Months Ended
	March 31,
	2016	2015
Net loss	$(2,500,831)	$(258,040)
Beneficial conversion feature expense	(43,048)	–

Adjusted net loss	$(2,457,783)	$(258,040)

Weighted average shares outstanding - basic and diluted	179,945,164	173,834,533

Adjusted basic and diluted net loss per share	$(0.01)	$(0.00)

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

Adjusted EBITDA	For the Nine Months Ended
	March 31,
	2016	2015
Net loss from operations	$(2,500,831)	$(258,040)
Interest expense	(3,668)	–
Amortization	(381)	–
Stock-based compensation	(2,148,863)	–
Beneficial conversion feature expense	(43,048)	–

Adjusted EBITDA	$(304,871)	$(258,040)

Weighted average shares outstanding - basic and diluted	179,945,164	173,834,533

Adjusted basic and diluted net loss per share	$(0.00)	$(0.00)

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

On February 2, 2016, the Company issued 500,000 shares of common stock to Frank Dobrucki, a subcontractor.

On February 15, 2016, the Company issued 750,000 shares of common stock to various subcontractors for their services.

On February 15, 2016, the Company issued 50,000 shares of common stock to an employee as an incentive.

On February 24, 2016, the Company issued 100,000 shares of common stock to various subcontractors for their services.

On March 17, 2016, the Company issued 50,000 shares of common stock to a subcontractor for their services.

On March 18, 2016, the Company issued 10,000 shares of common stock to an employee as an incentive.

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

Freedom Leaf, Inc.

Dated: May 16, 2016	By: /s/ Clifford J. Perry
Clifford J. Perry
Chief Executive Officer and Chief Financial Officer

