Form 10-K
period 2016-06-30
Freedom Leaf Inc.
filed 2016-10-07
CIK 1581545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________________________________

FORM 10-K

_______________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number: 000-55687

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes      ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes      ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “large accelerated filer”, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer   ☐      Accelerated Filer   ☐      Non-Accelerated Filer    ☐       Smaller Reporting Company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☒ No

On December 31, 2015, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $28,279,357, based upon the closing price on that date of the common stock of the registrant on the OTC Bulletin Board system of $1.16. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of October 5, 2016, the registrant had 95,038,650 shares of its common stock, $0.001 par value, issued, issuable, and outstanding.

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

We are currently devoting substantially all of our efforts in migrating to the news, arts and entertainment niche, with both in print and online publications. The Company generates revenue through paid advertising in publications, both print and online, in the cannabis/hemp marketplace. The Company earns revenue from 1) providing consulting services to companies who are in our industry, 2) contracting with companies to brand, market, and sell their products and/or services, 3) providing seminars in this space, 4) selling branded products for the Company and others the Company represents, 5) selling licenses, both domestic and foreign, for the use of the Freedom Leaf brand that includes the Company’s products and services, and 6) pursuing mergers and/or acquisitions having instituted an incubator / accelerator that began incubating one company starting during the year ended June 30, 2016.

The Company reports its business under the following SIC Codes:

SIC Code	Description

2741	Miscellaneous Publishing
5960	Retail – Non-store Retailers
5961	Retail – Catalog & Mail-Order Houses
7310	Services - Advertising
7380	Services – Miscellaneous Business Services
8742	Services – Management Consulting Services

Our corporate headquarters are located at 3571 E. Sunset Road, Suite 420, Las Vegas, Nevada, 89120. The Company’s primary web site is www.freedomleaf.com. This web site is not incorporated in this Form 10-K.

Overview

Freedom Leaf, The Marijuana Legalization Company, has now published and circulated hundreds of thousands of copies of our fifteen editions in thirty-two states with the assistance of over 160 activist marketers. Freedom Leaf magazine, “The Good News in Marijuana Reform,” reports on arts, fashion, and lifestyle, all of the elements of the burgeoning cannabis movements. Freedom Leaf magazine provides activists, consumers, patients and entrepreneurs with a means to stay informed on the emerging industry's most cutting edge marijuana-related information, innovations and legislation. It is distributed nationally through chapters of the National Organization for the Reform of Marijuana Laws (NORML.org), Students for a Sensible Drug Policy (SSDP.org), and WomenGrow.com, as well as through participating medical and recreational dispensaries, smoke and vape shops, doctors and attorneys’ offices, and others in the marijuana industry. It is also available online at www.FreedomLeaf.com/ezine and on the Company’s free mobile app available on Apple iOS and the Google Play Store.

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

Over the next five years, the marijuana industry is expected to continue to grow, with ArcView predicting that 14 more states will legalize recreational marijuana and two more states will legalize medical marijuana. At least 9 states as shown below, are already considering legalizing recreational marijuana in just the next two years through ballot measures or state legislatures.

Medical	Recreational	Legalize Dispensaries
Arkansas	Arizona	Montana
Florida	California
North Dakota	Maine
Massachusetts
Nevada

To date, four states -- Colorado, Washington, Alaska and Oregon -- have legalized retail marijuana. Washington, D.C., voters also legalized recreational and/or medical marijuana use, but sales currently remain banned. Twenty-five states have legalized medical cannabis. Still, marijuana remains illegal at the federal level.

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

Industry Statistics

According to ArcView, 2015 was another watershed year for the legal cannabis market. National legal sales grew to $5.7 billion, up from $4.6 billion in 2014. National sales were fueled by explosive growth in adult use market sales, which grew from $373.8 million in 2014, to $1.2 billion by the end of 2015; an increase of 232%. Demand is expected to remain strong in 2016.

25 states and the District of Columbia have legalized medical marijuana with 10 additional states having initiatives on the November 2016 ballot for either medical marijuana or recreational marijuana use. There are 4 states that have passed either initiatives or legislative bills allowing for recreational use of marijuana.

According to the England Journal of Medicine, 76% of clinicians polled worldwide believe that the medicinal benefits of marijuana outweigh the risks and potential harms. Within the next 5 years, the legal cannabis industry is expected to out earn the US film industry, the organic foods industry and more than triple the revenues of the NFL. (Source: http://www.nejm.org/doi/full/10.1056/NEJMclde1305159)

Approximately 53% of Americans support marijuana legalization according to Pew Research. (Source: http://www.pewresearch.org/fact-tank/2015/04/14/6-facts-about-marijuana/)

Customers

Some of our customers are companies in the cannabis/hemp industry. Two main services that we provide these clients include the following: (1) advertising in our magazine, website and email blasts; and (2) branding and marketing services in order to aid companies in the industry to develop their brand as well as market and sell their products.

Other customers are consumers in the cannabis marketplace seeking to purchase our products, magazine subscriptions, seminars, expos, educational classes, concerts / musical festivals, and the productions or services of our commercial clients.

We are also providing licenses to individuals or companies who wish to market and sell the Freedom Leaf magazine and website advertising, products, services, seminars as well as other products and services that we develop for those companies that we provide our branding and marketing services. The licenses are available for individuals and entities in certain states, cities and other countries.

Currently, there are companies in two European countries, Netherland and Spain, that have signed a memorandum of understanding regarding future license agreements. The Company is in negotiation with entities in other countries for them to acquire a license agreement with Freedom Leaf. The Freedom Leaf licenses allow a company to market and sell the Freedom Leaf magazine, website advertising, products, services, seminars and other products and services that we develop for those companies. We also guide them on how to provide branding and marketing services to clients who are entering or already in the cannabis industry.

Marketing Focus and Strategy

Our marketing is centered around the Freedom Leaf magazine and website. It is a two-fold strategy. First, the magazine draws businesses that are in the cannabis/hemp industry to speak to us either because they are interested in advertising in the magazine and/or for Freedom Leaf to publicize their business either through us writing an article about their company or for them to write an article about an aspect in the industry that relates to their business (content marketing). Second, Freedom Leaf will undertake cross promotion with operators of different expos, seminars and other public events that extend our reach to companies in the industry. Last of all, we also use the non-profit alliances that we have established to gain a prominent position in our Industry.

Our Products

•	Ads in magazine, on Freedom Leaf owned web sites, and in our email blasts
•	Events, education classes, expos and seminars
•	Marketing contracts with industry businesses
•	Branding contracts with industry businesses
•	Freedom Leaf branded products
•	Magazine subscriptions
•	Branded products and/or services companies that we represent
•	Concerts and musical festivals
•	Licensing the Freedom Leaf brand, products and services

Sales Targets

Non-Profits within the Cannabis/Hemp Industry

Freedom Leaf currently has a branding and marketing contract with NORML (the National Organization for the Reform of Marijuana Laws). Freedom Leaf is responsible for many of their business activities, such as selling branded merchandise, donation fundraising, licensing their brand, membership campaigns, etc.

There are a few other non-profit organizations within the cannabis/hemp industry that we intend to approach to develop a contract to do the same.

Companies within the Cannabis/Hemp Industry for Advertising

We target companies in the cannabis/hemp industry to offer our advertising and related services. Some examples are: dispensaries in the 25 states (http://medicalmarijuana.procon.org/view.resource.php?resourceID=000881) that have legalized medical marijuana sales; locations that sell recreational marijuana in the 4 states that have legalized recreational marijuana use, companies that make edible food infused with marijuana and/or CBDs, vape manufacturers and wholesalers, websites that sell auxiliary products related to cannabis/hemp use, and other businesses that sell products and or services that wish to reach our market, such as clothing companies, concert organizers, and manufacturers or distributors of cell phones, headsets, soda, energy drinks, health products, etc.

Target Market

The State of Colorado completed a survey for the year 2014 which provides helpful information on the demographics related to our target markets:

Competitive Edge

Freedom Leaf’s credibility has been growing in the cannabis/hemp marketplace due to its support of non-profits in the space and for the excellent editorial and other content in our magazine.

At least 50% of our magazine distribution is through non-profit activists (to themselves and those they come in contact with) and we believe, industry activists are among the most loyal consumers any company can potentially have. All of the magazine issues are also available on our Web site in addition to other content for viewers.

Freedom Leaf has signed a very important branding and marketing agreement with NORML, who is the oldest non-profit in our space promoting the legalization of marijuana and related hemp laws, and the oldest non-profit in the industry.

Its digest size (5.5” x 8.5”) is perfect for people to carry around easily.

Competitors

We compete with companies of all sizes in a variety of geographies that offer solutions that compete with elements of our business plan, such as in print and online printing, advertising, etc. More specifically, however, the medical and recreational marijuana companies is a new, developing and nascent market, resulting in a highly fragmented and fractured marketplace. The federal state and municipal governments have varying degrees of legality that will affect business. Some of the companies we compete with are much larger than us, and such companies have significantly greater resources.

Most of our current and potential competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Our competitors may be able to secure experienced employees, accommodate customers more efficiently and adopt more aggressive pricing policies than we can. Many of these current and potential competitors can devote substantially more resources to advertising, marketing and attracting experienced talent than we can. In addition, larger, more well-established and financed entities may acquire, invest in or form joint ventures with our competitors

Our competitors include:

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

www.elavatnv.com

Local Las Vegas magazine (we have a strategic relationship with them)

Intellectual Property

Website

We assert common law copyright in the contents of our websites, www.freedomleaf.com and www.cannabizu.com, and common law trademark rights in our business name and related product labels, including “The Marijuana Legalization Company,” “Hemp Inspired,” “CannaBizU,” and “CannaBiz.” We have copyrights and trademarked some of our tradenames (see Trademarks section). We expect to copyright and/or trademark additional tradenames in the future, as we deem necessary to protect our business.

We plan to develop these other domains, which are owned by Freedom Leaf:

www.MarijuanaNews.com

www.LadyCannabis.com

www.CannabisSeminars.com

www.CannabisDebate.com

www.CannaSpa.com

www.Vegasterdam.com

Trademarks

We have registered or filed for registration with the United States Trademark and Patent Office for the following trademarks: “Freedom Leaf,” “The Marijuana Legalization Company,” “Hemp Inspired,” and with the State of Nevada “CannaBizU,” and “CannaBiz.” Internationally, we have filed for “Freedom Leaf” trademark protection in European Union, Columbia, China, Mexico, Jamaica and Uruguay.

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

Marijuana is a Schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal laws. There are currently 25 states and the District of Columbia allowing its citizens to use Medical Marijuana. Additionally, Alaska, Colorado, Oregon, Washington State, as well as Washington D.C., have voted to legalize cannabis for adult recreational use. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of federal laws. Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect our revenues and profits. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us. While we do not intend to harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement by the federal government or state-level regulatory or legislative changes.

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

Employees

As of June 30, 2016, we had a total of six full time employees. Our employees are not parties to any collective bargaining agreement. We believe our relationships with our employees are good.

Property

We lease approximately 2,800 square feet of office space in Las Vegas, Nevada, pursuant to a lease that will expire on April 15, 2019. This facility serves as our corporate headquarters.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease approximately 2,800 square feet of office space in Las Vegas, Nevada, pursuant to a lease that will expire on April 15, 2019. This facility serves as our corporate headquarters.

Item 3. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of October 6, 2016, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Market Information

The Company’s common stock is quoted on OTC Markets Group’s OTCPink under the symbol “FRLF.” The symbol change from the predecessor company was effective February 24, 2015. As of June 30, 2016, the Company’s common stock was held by 45 shareholders of record, which does not include shareholders whose shares are held in street or nominee name.

The Company’s shares commenced trading on or about February 10, 2014 (for Arkadia International, Inc.). The following chart is indicative of the fluctuations in the stock prices:

	For the Years Ended June 30,
	2016		2015
	High	Low	High	Low

First Quarter	$0.51	$0.10	$1.05	$0.25
Second Quarter	$0.51	$0.20	$10.00	$1.05
Third Quarter	$0.35	$0.15	$5.625	$0.05
Fourth Quarter	$0.24	$0.17	$1.00	$0.05

Source: OTC Markets

The Company’s transfer agent is Globex Transfer, LLC, at 780 Deltona Blvd., Suite 202, Deltona, FL 32725.

Dividend Distributions

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock for the foreseeable future. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy may be modified from time to time by our board of directors.

Securities authorized for issuance under equity compensation plans

The Company established a stock option plan on June 27, 2016.

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

We have been devoting substantially all of our efforts to migrate to the news, arts and entertainment niche, with both “in print” and online publications. The Company is generating revenue through paid advertising in publications, both print and online, in the cannabis/hemp marketplace. The Company will also earn revenue from providing consulting services to companies who are in our industry, contracting with companies to brand, market, and sell their products and/or services, provide seminars in this space, and sell branded products for the Company and others the Company represents.  We have also started incubating other companies in the cannabis industry and have one company that we are currently incubating.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-K.

COMPARISON OF THE YEAR ENDED JUNE 30, 2016 TO THE YEAR ENDED JUNE 30, 2015

Results of Operations

Revenue. For the year ended June 30, 2016, our revenue was $118,473, compared to $48,674 for the same period in 2015. This increase in revenue was attributable to increased sales related to increased magazine subscriptions and licensing fees.

Operating Expenses:

Direct costs of Revenue. For the year ended June 30, 2016, direct costs of revenue were $132,381 compared to $213,604 for the same period in 2015. As a percent of revenue, direct costs of revenue were 111.7% and 438.8%, respectively, for 2016 and 2015.

General and Administrative Expenses. For the year ended June 30, 2016, general and administrative expenses were $2,685,025 compared to $768,938 for the same period in 2015. The increase was due to the increase in operations and stock-based compensation ($2,258,863 compared to $12,500 for the years ended June 30, 2016 and 2015, respectively).

Net Loss. We generated net losses of $3,011,220 for the year ended June 30, 2016, compared to $999,118 for the same period in 2015.

Liquidity and Capital Resources

General. At June 30, 2016, we had cash and cash equivalents of $1,758. We have historically met our cash needs through a combination of cash flows from operating activities and proceeds from private placements of our securities and loans. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $50,831 for the year ended June 30, 2016, and we used cash in operations of $944,352 during the same period in 2015. The principal elements of cash flow from operations for the year ended June 30, 2016, included a net loss of $3,011,220.

Cash used in investing activities during the year ended June 30, 2016, was $3,235 compared to $4,301 provided by investing activities during the same period in 2015.

Cash generated in our financing activities was $54,923 for the year ended June 30, 2016, compared to cash generated of $940,952 during the comparable period in 2015.

As of June 30, 2016, current liabilities exceeded current assets by 24.8 times. Current assets increased from $5,381 at June 30, 2015 to $12,122 at June 30, 2016, whereas current liabilities increased from $50,161 at June 30, 2015, to $176,310 at June 30, 2016.

	For the years ended
	June 30,
	2016	2015

Cash used in operating activities	$50,831	$(944,352)
Cash provided by investing activities	3,235	4,301
Cash provided by financing activities	54,923	940,952

Net changes to cash	$857	$901

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had sales of $118,473 and net losses of $3,105,991 for the year ended June 30, 2016, compared to sales of $48,674 and net losses of $999,118 for the year ended June 30, 2015. The Company had a working capital deficit, stockholders’ deficit, and accumulated deficit of $169,188, $284,390 and $4,105,109, respectively, at June 30, 2016. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

Changes in Accounting Principles. No significant changes in accounting principles were adopted during fiscal 2016 and 2015.

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

Adjusted Net Loss	For the Year Ended
	June 30,
	2016	2015

Net loss	$(3,011,220)	$(999,118)
Beneficial conversion feature expense	(290,174)	–

Adjusted net loss	$(2,721,046)	$(999,118)

Weighted average shares outstanding
- basic and diluted	171,858,687	173,896,981

Adjusted basic and diluted net loss per share	$(0.02)	$(0.01)

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

Adjusted EBITDA	For the Year Ended
	June 30,
	2016	2015

Net loss from operations	$(3,011,220)	$(999,118)
Interest expense	(3,779)	–
Amortization	(515)	(169)
Stock-based compensation	(2,258,863)	(12,500)
Beneficial conversion feature expense	(290,174)	–

Adjusted EBITDA	$(457,889)	$(1,011,787)

Weighted average shares outstanding - basic and diluted	171,858,687	173,896,981

Adjusted basic and diluted net loss per share	$(0.00)	$(0.01)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 8. Financial Statements and Supplementary Data.

Freedom Leaf, Inc.

Green & Company, CPAs
A PCAOB Registered Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:

Freedom Leaf, Inc.

We have audited the accompanying balance sheets of Freedom Leaf, Inc. and subsidiaries as of June 30, 2016 and 2015, and the related statements of operations, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Freedom Leaf, Inc. as of June 30, 2016 and 2015, and the results of its operations and its cash flows for the years in the periods ended June 30, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company reported a net loss of $3,011,220 in 2016, and used cash for operating activities of $50,831. At June 30, 2016, the Company had a working capital deficit, shareholders’ deficit and accumulated deficit of $169,188, $284,390 and $4,010,338, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Green & Company CPAs, Inc.

Green & Company CPAs, Inc.

Temple Terrace, Florida

October 6, 2016

10320 N 56 th Street, Suite 330	Temple Terrace, FL 33617	813.606.4388

FREEDOM LEAF, INC.

(f/k/a Arkadia International, Inc.)

Balance Sheets

June 30,

	2016	2015

ASSETS

Current assets
Cash	$1,758	$901
Accounts receivable	500	2,480
Inventory	2,465	–
Other receivable	2,399	2,000
Total current assets	7,122	5,381

Intangible assets, net	7,464	4,744
Other assets	3,584	3,584

Total assets	$18,170	$13,709

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Convertible notes payable, net of discount	$44,521	$–
Notes payable	–	–
Accounts payable	46,936	4,711
Accounts payable to related parties	10,000	27,466
Accrued expenses	29,853	17,984
Accrued expenses to related parties	45,000	–

Total current liabilities	176,310	50,161

Long-term liabilities
Payable to related party	126,250	194,355

Total long-term liabilities	126,250	194,355

Total liabilities	302,560	244,516

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized Series A preferred stock, 1,000,000 shares authorized, 948,022 and 0 shares issued and outstanding at June 30, 2016 and 2015, respectively	948	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 94,438,650 and 174,181,200 shares issued, issuable, and outstanding at June 30, 2016 and 2015, respectively	94,439	174,181
Additional paid-in capital	3,800,699	594,130
Unearned stock compensation	(170,137)	–
Accumulated deficit	(4,010,338)	(999,118)
Total stockholders' deficit	(284,390)	(230,807)

Total liabilities and stockholders' deficit	$18,170	$13,709

See accompanying notes to financial statements.

FREEDOM LEAF, INC.

(f/k/a Arkadia International, Inc.)

Statements of Operations

For the Years Ended June 30,

	2016	2015

Revenue, net	$118,473	$48,674

Operating expenses
Direct costs of revenue	132,381	213,604
General and administrative (includes stock-based compensation of $2,258,863 and $12,500 for the years ended June 30, 2016 and 2015, respectively.)	2,685,025	768,938
Marketing and selling	18,335	65,250

Operating loss	(2,717,267)	(999,118)

Other income (expense)
Interest expense	(3,779)	–
Beneficial conversion feature	(290,174)	–

Net loss	$(3,011,220)	$(999,118)

Net loss per share - basic and diluted	$(0.02)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	171,858,687	173,896,981

See accompanying notes to financial statements.

FREEDOM LEAF, INC.

Statement of Shareholders' Deficit

June 30, 2016

			Common Stock				Unearned Stock	Additional
	Preferred Stock		Issuable		Common Stock		Compen-	Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	sation	Capital	Deficit	Total

Balance at June 30, 2014	–	$–	–	$–	–	$–	$–	$–	$–	$–
Reverse merger			83,401,200	83,401	90,000,000	90,000		(164,187)		9,214
Issuance of common stock for services			780,000	780				11,720		12,500
Issuable stock issued			(84,181,200)	(84,181)	84,181,200	84,181				–
Contributed capital								746,597		746,597
Net loss for the period ended June 30, 2015									(999,118)	(999,118)

Balance at June 30, 2015	–	$–	–	$–	174,181,200	$174,181	$–	$594,130	$(999,118)	$(230,807)

Contributed capital								12,000		12,000
Capital contribution (services)								58,500		58,500
Beneficial conversion feature								122,500		122,500
Issuance of common stock for services			960,000	960	8,685,000	8,685		1,919,355		1,929,000
Unearned Stock Comp							(170,137)			(170,137)
Warrants issued for services								500,000		500,000
Warrants exercised into common stock			2,679,736	2,680				31,320		34,000
Conversion of debt into common stock			2,509,914	2,510	225,000	225		469,040		471,775
Conversion of common stock into preferred stock	948,022	948			(94,802,200)	(94,802)		93,854		–
Net loss for the period ended June 30, 2016									(3,011,220)	(3,011,220)

Balance at June 30, 2016	948,022	$948	6,149,650	$6,150	88,289,000	$88,289	$(170,137)	$3,800,699	$(4,010,338)	$(284,390)

See accompanying notes to financial statements.

FREEDOM LEAF, INC.

(f/k/a Arkadia International, Inc.)

Statements of Cash Flows

For the Years Ended June 30,

	2016	2015
Cash flows from operating activities:
Net loss	$(3,011,220)	$(999,118)
Adjustments to reconcile net loss to net cash used in operations:
Amortization of intellectual properties	515	169
Beneficial conversion feature	290,174	–
Issuance of common stock for services	2,258,863	12,500
Unearned stock compensation	(170,137)	–
Bad debt expense	5,000	–
Issuance of warrants for services	500,000	–
Changes in operating assets and liabilities:
Accounts receivable	(3,020)	(2,480)
Inventory	(2,465)	–
Other receivable	(399)	(2,000)
Other assets	–	(3,584)
Accounts payable	42,225	4,711
Accounts payable to related parties	(17,466)	27,466
Accrued expenses	12,099	17,984
Accrued expenses to related parties	45,000	–
Net cash used in operating activities	(50,831)	(944,352)

Cash flows provided by (used in) investing activities
Cash acquired from acquisition	–	9,214
Intangible asset acquired	(3,235)	(4,913)
Net cash provided by (used in) investing activities	(3,235)	4,301

Cash flows from financing activities:
Proceeds from warrants exercised	34,000	–
Proceeds from capital contributed	–	746,597
Proceeds from related party	136,815	194,355
Issuance of common stock on conversion of debt	(225,892)	–
Proceeds from notes payable	110,000	–
Net cash provided by financing activities	54,923	940,952

Net decrease in cash	857	901

Cash at beginning of period	901	–

Cash at end of period	$1,758	$901

Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$–

Cash paid for taxes	$–	$–

Non-cash investing and financing activities:
Conversion of debt into common stock	$471,775	$–

See accompanying notes to financial statements.

Freedom Leaf, Inc.

(f/k/a Arkadia International, Inc.)

Notes to Financial Statements

June 30, 2016

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

Nature of Operations

The Company is focused on being the premium national and international news source for the Cannabis/Industrial Hemp industry. Through our online and print media channels, our efforts are in dissemination of current legislation and legal news, arts and entertainment. Additional websites and online partnerships are in the development stage that will give the Freedom Leaf brand greater exposure. The Company generates revenue from paid advertising on both online and print publications as well as consulting fees and incubator fees for companies that want to participate in the Cannabis/Industrial Hemp industry. Another segment of income generation by the Company is brand management for both profit and non-profit organizations. An example is the contract with NORML which was entered into on May 26, 2015. This contract authorizes the Company to undertake all of the commercial activities of NORML, earning income for both the non-profit and the Company.

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

June 30, 2016

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

We currently measure and report at fair value our intangible assets (due to our impairment analysis) and derivative liabilities. The fair value of intangible assets has been determined using the present value of estimated future cash flows method. The fair value of derivative liabilities is measured using the Black-Scholes option pricing method. The following table summarizes our non-financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016:

	Balance at	Quoted Prices in Active Markets	Significant Other	Significant
	June 30,	for Identical	Observable	Unobservable
	2016	Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Trademarks	$7,464	$–	$–	$7,464
Total Financial Assets	$7,464	$–	$–	$7,464

Freedom Leaf, Inc.

(f/k/a Arkadia International, Inc.)

Notes to Financial Statements

June 30, 2016

Following is a summary of activity through June 30, 2016 of the fair value of intangible assets valued using Level 3 inputs:

		Accumulated
	Asset	Amortization	Net
Intangibles - June 30, 2014	$–	$–	$–
Additions	4,913	–	4,913
Amortization	–	(169)	(169)
Intangibles - June 30, 2015	4,913	(169)	4,744
Additions	3,235	–	3,235
Amortization	–	(515)	(515)
Intangibles - June 30, 2016	$8,148	$(684)	$7,464

Revenue Recognition

The Company recognizes revenue for our services in accordance with ASC 605-10, "Revenue Recognition in Financial Statements." Under these guidelines, revenue is recognized on transactions when all of the following exist: persuasive evidence of an arrangement did exist, delivery of service has occurred, the sales price to the buyer is fixed or determinable and collectability is reasonably assured. The Company has five primary revenue streams as follows:

·	Consulting services.
·	Advertising services.
·	Branding, marketing and selling products for companies.
·	Educational seminars.
·	Selling branded products.

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

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying statement of operations. For the years ended June 30, 2016 and 2015 advertising expense was $18,335 and $65,250, respectively.

Income Taxes

The Company adopted the provisions of ASC 740-10, “Accounting for Uncertain Income Tax Positions.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of June 30, 2016, all previous tax years remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

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

June 30, 2016

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

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of June 30, 2016 and 2015.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards and updates as issued. No new standards or updates had any material effect on these unaudited financial statements. The accounting pronouncements and updates issued subsequent to the date of these audited financial statements that were considered significant by management were evaluated for the potential effect on these audited financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these audited financial statements as presented and does not anticipate the need for any future restatement of these audited financial statements because of the retro-active application of any accounting pronouncements issued subsequent to June 30, 2016 through the date these audited financial statements were issued.

NOTE 2 – ENTRY INTO A DEFINITIVE AGREEMENT

Freedom Leaf, Inc., (f/k/a Arkadia International, Inc., the “Public Company,” “we,” “us,” “our”) entered into a share exchange agreement (the “Exchange Agreement”) with Freedom Leaf, Inc. (the “Public Company”), a Nevada corporation. Prior to the reverse merger, Richard C. Cowan, an officer and director of the Company, post-merger, acquired 89,808,000, or 99.8% of the outstanding shares of Freedom Leaf, Inc., the public company. Clifford J. Perry, an individual, and the Private Company’s sole officer and director (“Perry”), was the owner of record of all of the outstanding common shares of the Private Company (the “Private Company Stock”). Pursuant to the Exchange Agreement, upon surrender by the Shareholders and the cancellation by the Private Company of the certificates evidencing the Private Company Stock as registered in the name of the Shareholder, and pursuant to the registration of the Public Company in the register of Shareholders maintained by Private Company as the new holder of the Public Company Stock and the issuance of the certificates evidencing the aforementioned registration of the Private Company Stock in the name of the Public Company, the Public Company will issue 83,401,200 shares (the “New Shares”) (subject to adjustment for fractionalized shares as set forth below) of the Company’s common stock to the Shareholders (or their designees), and Perry will cause 100% of the shares of the Private Company’s common stock that he owns (the “ Perry Stock ,” together with the New Shares, the “Acquisition Stock”) to be transferred to the Shareholders (or their designees), which collectively shall represent 48.1% of the issued and outstanding common stock of the Public Company immediately after the Closing, in exchange for the Private Company Stock, representing 100% of the issued share capital of the Private Company.  As a result of the exchange of the Private Company Stock for the Acquisition Stock (the “Share Exchange”), the Private Company will be dissolved.

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

June 30, 2016

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

Incubation Agreement

On January 18, 2016, the Company and Plants to Paper, LLC (“PTP”), executed an Incubation Agreement. PTP owns the patent pending application 62/245,153 with the title being “Rolling Papers and Blunt Wraps made from 100% Marijuana.” PTP transferred its ownership rights to the Company and its Medical Marijuana / Cannabis / Hemp Industry Incubator program. The Company will supply management services and to fund the early stage development of PTP. The Incubation Agreement is for a period of twelve months. PTP will provide the Company with 20% of the outstanding membership shares of PTP in exchange for its services. The costs of patent registrations in the United States and other countries will be the liability of PTP. As of June 30, 2016, PTP had no activity.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $3,011,220 and used cash in operating activities of $50,831 for the year ended June 30, 2016. The Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $169,188, $284,390 and $4,010,338, respectively, at June 30, 2016. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of October 5, 2016, there were no pending or threatened lawsuits.

Lease Commitment

We lease approximately 2,800 square feet of office space in Las Vegas, Nevada, pursuant to a lease that will expire on April 15, 2019. This facility serves as our corporate headquarters.

Freedom Leaf, Inc.

(f/k/a Arkadia International, Inc.)

Notes to Financial Statements

June 30, 2016

Future minimum lease payments under these leases are as follows:

2017	$23,928
2018	23,928
2019	18,943

Total	$66,799

Rent expense for the years ended June 30, 2016 and 2015 was $33,919 and $22,172, respectively.

NOTE 5 – RELATED PARTIES

Richard C. Cowan (“Cowan”), Director and former officer of the Company, has payables and accruals due to him of $100,000 and $194,355 as of June 30, 2016 and 2015, respectively.

Clifford J. Perry (“Perry”), chief executive officer, chief financial officer, and director of the Company, has payables and accruals due to him of $26,250 and $26,666 as of June 30, 2016 and 2015, respectively.

Raymond P. Medeiros (“Medeiros”), a director of the Company, has payables and accruals due to him of $10,500 and $0 as of June 30, 2016 and 2015, respectively.

A shareholder of the Company is owed $10,000 as of June 30, 2016.

On May 25, 2016, Perry converted 68,401,200 shares of common stock into 684,012 shares of Series A preferred stock. See Note 7.

On May 25, 2016, Cowan converted 26,401,000 shares of common stock into 264,010 shares of Series A preferred stock. See Note 7.

On June 30, 2016, Cowan converted $225,892 of payables and accruals into 2,509,914 shares of common stock. The conversion was at a 50% discount or $0.09 per share. As of June 30, 2016, these shares had not been issued and were recorded as issuable. See Note 7.

NOTE 6 – CONVERTIBLE NOTES PAYABLE, NET OF PREMIUMS AND NOTES PAYABLE

Convertible notes payable, all classified as current at June 30, 2016, consists of the following:

Convertible notes, net of discounts and notes payable
	June 30, 2016
			Principal,
		Debt	net of
	Principal	Discounts	Discounts
Swiss Allied Trust, Inc. (a)	$50,000	$(24,794)	$25,206
Swiss Allied Trust, Inc. (a)	50,000	(30,685)	19,315

Total	$100,000	$(55,479)	$44,521

(a) Convertible

On July 7, 2015, the Company executed a convertible promissory note for $5,000 with Bruce Perlowin. The note is for one year, 12% interest rate, and convertible at $0.10 per share. The current price at that date was $0.085, which is less than the conversion price. The stock price for our common stock as of September 30, 2015 was $0.40. Our common stock is thinly traded therefore our price, as management has determined, is not indicative of our valuation. In October 2015, the Company issued common stock for services to unrelated parties and the common stock was values at $0.20, therefore, the $0.20 was used for valuation purposes for this note. A beneficial conversion feature of $5,000 was recorded and, as of March 31, 2016, $3,671 was amortized. The Company has recorded accrued interest of $467 as of June 30, 2016. On April 15, 2016, Mr. Perlowin converted the principal of this promissory note into 50,000 shares of common stock (see Note 7). The accrued interest was not converted.

Freedom Leaf, Inc.

(f/k/a Arkadia International, Inc.)

Notes to Financial Statements

June 30, 2016

On August 12, 2015, the Company executed a convertible promissory note for $5,000 with Bruce Perlowin. The note is for one year, 12% interest rate, and convertible at $0.10 per share. The current price at that date was $0.10, which is less than the conversion price. The stock price for our common stock as of September 30, 2015 was $0.40. Our common stock is thinly traded therefore our price, as management has determined, is not indicative of our valuation. In October 2015, the Company issued common stock for services to unrelated parties and the common stock was values at $0.20, therefore, the $0.20 was used for valuation purposes for this note. A beneficial conversion feature of $5,000 was recorded and, as of March 31, 2016, $3,178 was amortized. The Company has recorded accrued interest of $408 as of June 30, 2016. On April 15, 2016, Mr. Perlowin converted the principal of this promissory note into 50,000 shares of common stock (see Note 7). The accrued interest was not converted.

On August 20, 2015, the Company executed a convertible promissory note for $12,500 with Svetlana Ogorodnikova. The note matures on February 19, 2016, 12% interest rate, and convertible at $0.10 per share. The current price at that date was $0.085, which is less than the conversion price. The stock price for our common stock as of September 30, 2015 was $0.40. Our common stock is thinly traded therefore our price, as management has determined, is not indicative of our valuation. In October 2015, the Company issued common stock for services to unrelated parties and the common stock was values at $0.20, therefore, the $0.20 was used for valuation purposes for this note. A beneficial conversion feature of $12,500 was recorded and, as of March 31, 2016, $12,500 was amortized. The Company has recorded accrued interest of $986 as of June 30, 2016. On February 19, 2016, Ms. Ogorodnikova granted the Company an extension on the due date to June 30, 2016. On April 15, 2016, Ms. Ogorodnikova converted the principal of this promissory note into 125,000 shares of common stock (see Note 7). The accrued interest was not converted.

On December 14, 2015, the Company executed a convertible promissory note for $100,000 with Swiss Allied Trust, Inc. (“Swiss Allied”). The note has two funding dates; December 14, 2015 and January 15, 2016, each for $50,000. On January 26, 2016, the Company received $50,000 from Swiss Allied as the second tranche of the convertible promissory note. As of March 31, 2016, both tranches were received by the Company. The term on each installment is for one year from the date of receipt of each tranche. Each installment is recorded and presented separately. For the initial tranche of $50,000, the Company recorded a beneficial conversion feature of $50,000 and, as of March 31, 2016, $14,795 was amortized. A beneficial conversion feature of $50,000 was recorded and, as of March 31, 2016, $8,904 has been amortized. For the initial tranche, the Company has recorded accrued interest of $1,195 as of March 31, 2016. For the second tranche, the Company has recorded accrued interest of $1,195 as of June 30, 2016. The beneficial conversion features were calculated on the conversion price of $0.005, as further discussed below. The Company maintained the common stock to be valued at $0.20, as discussed in prior notes, as the Company’s common stock continues to be thinly traded. Additionally, the Company issued Swiss Allied four warrants as an incentive to the note, each for 20,000,000 shares of the Company’s common stock, for a total of 80,000,000 warrants (see Note 4). Each warrant has an exercise price of $0.005 per share.

The four warrants, each for 20,000,000 shares of common stock, mature on March 31, 2016, June 30, 2016, October 31, 2016, and December 31, 2016, respectively. If Swiss Allied exercises all warrants, the Company would receive an additional $400,000 for said shares of common stock. If Swiss Allied does not exercise all 80,000,000 warrants, by the maturation dates, as described herein, the exercise price shall be adjusted to $0.06, an increase of $0.055 per share as a penalty, which is payable to the Company at the time Swiss Allied requests to have the Rule 144 restriction removed. The interest rate for each loan tranche is 8% and is accrued with a payment date of December 15, 2016 for the first tranche and January 15, 2017 for the second tranche. The conversion price for the $100,000, which may happen any time prior to December 14, 2016, shall be the greater of $0.03 or 50% of the lowest closing price on the primary trading market on which the Company’s common stock is quoted for the five trading days immediately prior to, but not including, the conversion date, assuming that Swiss Allied has not exercised all 80,000,000 warrants for common stock. The conversion price for the $100,000, assuming that Swiss Allied has exercised all 80,000,000 warrants for common stock, shall be $0.005 per share. Swiss Allied has a right of first refusal on any future funding to the Company. Swiss Allied has the right to name a party to serve as a member of the Company’s board of directors if Swiss Allied owns at least 40,000,000 shares of the Company’s common stock. If Swiss Allied owns at least 80,000,000 shares of the Company’s common stock, they have the right to name two parties to the Company’s board of directors. The two directors will remain as long as Swiss Allied owns 55,000,000 shares of the Company’s common stock. As of March 31, 2016, Swiss Allied had not exercised the first warrant therefore, the warrant had expired as of said date. On April 8, 2016, Swiss Allied converted warrants for 4,800,000 shares of common stock in exchange for $24,000. The Company agreed to amend the obligations of Swiss Allied to accommodate the extension of the warrant until June 5, 2016. As of June 30, 2016, the warrant had expired.

NOTE 7 – STOCKHOLDERS’ EQUITY

Series A Preferred Stock

On May 24, 2016, the Board of Directors of the Company authorized amending the Company’s Articles of Incorporation to authorize 10,000,000 shares of “blank check” preferred stock and designate 1,000,000 of the shares as Series A preferred stock. Each share of the Series A preferred stock is entitled to 500 votes and is convertible into 100 shares of common stock.

Freedom Leaf, Inc.

(f/k/a Arkadia International, Inc.)

Notes to Financial Statements

June 30, 2016

On May 25, 2016, Perry converted 68,401,200 shares of common stock into 684,012 shares of Series A preferred stock. See Note 5.

On May 25, 2016, Cowan converted 26,401,000 shares of common stock into 264,010 shares of Series A preferred stock. See Note 5.

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

On October 12, 2015, the Company issued 1,700,000 shares of common stock to various employees as part of compensation. The current price at that date was $0.20. Our common stock is thinly traded therefore our price, as management has determined, may not be indicative of our valuation. Previously, the Company issued common stock for services to unrelated parties and the common stock was valued at $0.20, therefore, the stock was valued at $0.20 or $340,000 was recorded.

On October 12, 2015, the Company issued 2,000,000 shares of common stock to Raymond Medeiros, a director of the Company, for his past services. The current price at that date was $0.20. Our common stock is thinly traded therefore our price, as management has determined, may not be indicative of our valuation. Previously, the Company issued common stock for services to unrelated parties and the common stock was valued at $0.20, therefore, the stock was valued at $0.20 or $400,000 was recorded.

On October 12, 2015, the Company issued 3,000,000 shares of common stock to Raymond Medeiros, a director of the Company, for his future services. The issuance will vest over a period of twelve months. The current price at that date was $0.20. Our common stock is thinly traded therefore our price, as management has determined, may not be indicative of our valuation. Previously, the Company issued common stock for services to unrelated parties and the common stock was valued at $0.20, therefore, the stock was valued at $0.20 or $600,000 was recorded.

On October 12, 2015, the Company issued 2,010,000 shares of common stock to various subcontractors for their services. The current price at that date was $0.20. Our common stock is thinly traded therefore our price, as management has determined, may not be indicative of our valuation. Previously, the Company issued common stock for services to unrelated parties and the common stock was valued at $0.20, therefore, the stock was valued at $0.20 or $402,000, was recorded.

In October 2015, the Company issued 50,000 shares of common stock for services to unrelated parties and the common stock was valued at $0.20, therefore, the stock was valued at $0.20 or $10,000, was recorded.

On November 2, 2015, the Company issued 125,000 shares of common stock to various subcontractors for their services. The current price at that date was $0.45. Our common stock is thinly traded therefore our price, as management has determined, may not be indicative of our valuation.

On February 2, 2016, Dobrucki exercised a warrant for 500,000 shares of common stock for $10,000, the exercise price of the warrants at $0.02 per share.

On February 15, 2016, the Company issued 750,000 shares of common stock to various subcontractors for their services. The current price at that date was $0.227. Our common stock is thinly traded therefore our price, as management has determined, may not be indicative of our valuation. Previously, the Company issued common stock for services to unrelated parties and the common stock was valued at $0.20, therefore, the stock was valued at $0.20, therefore, the issuance on was valued at $150,000, was recorded.

On February 15, 2016, the Company issued 50,000 shares of common stock to an employee for their services. The current price at that date was $0.227. Our common stock is thinly traded therefore our price, as management has determined, may not be indicative of our valuation. Previously, the Company issued common stock for services to unrelated parties and the common stock was valued at $0.20, therefore, the stock was valued at $0.20 or $10,000, was recorded.

On February 24, 2016, the Company issued 100,000 shares of common stock to various subcontractors for their services. The current price at that date was $0.227. Our common stock is thinly traded therefore our price, as management has determined, may not be indicative of our valuation. Previously, the Company issued common stock for services to unrelated parties and the common stock was valued at $0.20, therefore, the stock was valued at $0.20 or $20,000, was recorded.

Freedom Leaf, Inc.

(f/k/a Arkadia International, Inc.)

Notes to Financial Statements

June 30, 2016

On March 17, 2016, the Company issued 50,000 shares of common stock to various subcontractors for their services. The current price at that date was $0.20. Our common stock is thinly traded therefore our price, as management has determined, may not be indicative of our valuation.

On March 18, 2016, the Company issued 10,000 shares of common stock to an employee for their services. The current price at that date was $0.20. Our common stock is thinly traded therefore our price, as management has determined, may not be indicative of our valuation. In October 2015, the Company issued common stock for services to unrelated parties and the common stock was valued at $0.20, therefore, the stock was valued at $0.20 or $2,000, was recorded. As of June 30, 2016, the stock was not issued therefore recorded as issuable.

On April 8, 2016, Swiss Allied exercised a portion of a warrant for common stock into 400,000 shares of common stock of the Company in exchange for $24,000. As of June 30, 2016, the stock was not issued therefore recorded as issuable.

On April 15, 2016, Bruce Perlowin converted the principal ($5,000) of his promissory note into 50,000 shares of common stock (see Note 6).

On April 15, 2016, Bruce Perlowin converted the principal ($5,000) of his promissory note into 50,000 shares of common stock (see Note 6).

On April 15, 2016, Svetlana Ogorodnikova converted the principal ($12,500) of her promissory note into 125,000 shares of common stock (see Note 6).

On May 2, 2016, Freedom Leaf Iberia exercised a cashless conversion of its 1,000,000 warrants for common stock of the Company into 889,868 shares of common stock of the Company. As of June 30, 2016, the stock was not issued therefore recorded as issuable.

On May 2, 2016, Freedomleaf Netherlands, b.v. exercised a cashless conversion of its 1,000,000 warrants for common stock of the Company into 889,868 shares of common stock of the Company. As of June 30, 2016, the stock was not issued therefore recorded as issuable.

On May 25, 2016, Perry converted 68,401,200 shares of common stock into 684,012 shares of Series A preferred stock. See Note 5.

On May 25, 2016, Cowan converted 26,401,000 shares of common stock into 264,010 shares of Series A preferred stock. See Note 5.

On June 30, 2016, Cowan converted $225,892 of payables and accruals into 2,509,914 shares of common stock. The conversion was at a 50% discount or $0.09 per share. As of June 30, 2016, these shares had not been issued and were recorded as issuable. See Note 5.

On June 30, 2016, the Company determined that on February 15, 2016, there was a duplicate issuance to an entity, as they were already issued on October 12, 2015. The Company cancelled 200,000 shares on June 30, 2016, thereby reducing the stock-based compensation previously recorded by $40,000.

Warrants

On November 2, 2015, the Company issued 1,000,000 warrants for common stock to Freedom Leaf Iberia, in regards to a contemplated future transaction between the Company and Freedom Leaf Iberia. The warrants mature on May 2, 2016. The exercise price is $0.02 and the warrant has a cashless exercise option. The warrants were valued at $0.20 per share, as defined in the section. The Company recorded an expense of $200,000. On May 2, 2016, Freedom Leaf Iberia exercised a cashless conversion of its 1,000,000 warrants for common stock of the Company into 889,868 shares of common stock of the Company.

On November 2, 2015, the Company issued 1,000,000 warrants for common stock to Freedomleaf Netherlands, b.v., in regards to a contemplated future transaction between the Company and Freedomleaf Netherlands, b.v. The warrants mature on May 2, 2016. The exercise price is $0.02 and the warrant has a cashless exercise option. The warrants were valued at $0.20 per share, as defined in the section. The Company recorded an expense of $200,000. On May 2, 2016, Freedomleaf Netherlands, b.v. exercised a cashless conversion of its 1,000,000 warrants for common stock of the Company into 889,868 shares of common stock of the Company.

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

June 30, 2016

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

Stock Option Plan

On June 27, 2016, the Board of Directors approved the 2016 Stock Option Plan which has reserved 10,000,000 shares of common stock.

NOTE 8 – INCOME TAX

For the fiscal year 2015 and 2014, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of June 30, 2016 and 2015, the Company has net operating loss carry forwards of $3,195,067 and $986,649, respectively. The carry forwards expire through the year 2034. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% to loss before taxes), as follows:

	For the Years Ended
	June 30,
	2016	2015
Tax expense (benefit) at the statutory rate	$(1,056,037)	$(339,700)
State income taxes, net of federal income tax benefit	(15,766)	(35,815)
Change in valuation allowance	1,071,803	375,515

Total	$–	$–

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax years 2014 through 2016 remain to examination by federal agencies and other jurisdictions in which it operates.

Freedom Leaf, Inc.

(f/k/a Arkadia International, Inc.)

Notes to Financial Statements

June 30, 2016

The tax effect of significant components of the Company’s deferred tax assets and liabilities at June 30, 2016 and 2015, respectively, are as follows:

	June 30,
	2016	2015
Deferred tax assets:
Net operating loss carryforward	$1,071,797	$371,276
Timing differences	908,366	4,239
Total gross deferred tax assets	1,980,163	375,515
Less: Deferred tax asset valuation allowance	(1,980,163)	(375,515)
Total net deferred tax assets	–	–

Deferred tax liabilities:
Depreciation	–	–
Total deferred tax liabilities	–	–

Total net deferred taxes	$–	$–

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2016 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $1,980,163 and $375,515 as of June 30, 2016 and 2015, respectively.

NOTE 9 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the FDIC. No amounts exceeded federally insured limits as of June 30, 2016. There have been no losses in these accounts through June 30, 2016.

Concentration of Revenue

In 2016, the Company had one customer that made up 12% or more of its revenue. In 2015, the Company had one customer that made up 12% or more of its revenue.

Concentration of Supplier

The Company does not rely on any particular suppliers for its services.

Concentration of Intellectual Property

The Company owns or has filed for the trademarks “Freedom Leaf,” “Hemp Inspired,” “Cannabizu,” and “Cannabiz” as filed with the United States Patent and Trademark Office. The Company has filed for “Freedom Leaf” in Jamaica and Uruguay.

NOTE 10 – SUBSEQUENT EVENTS

On July 1, 2016, the Company hired an employee and, as a condition of the employment contract, the Company is obligated to issue 500,000 shares of common stock to the employee. The shares will be expensed accordingly.

On July 19, 2016, the Company issued 100,000 shares of common stock to its transfer agent, Globex Transfer, LLC.

On July 21, 2016, the Company issued 1,385,000 shares of previously issuable common stock.

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

Item 9A. Controls and Procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in rule 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of the CEO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal controls over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records which in reasonable detail accurately and fairly reflect the transactions and disposition of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made in accordance with authorizations of management and directors of the issuer; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In evaluating the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016, management used the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the criteria established by COSO, management (with the participation of the CEO) identified the following material weaknesses in the Company’s internal control over financial reporting as of June 30, 2016, which arose from the limited number of number of staff at the Company and the inability to achieve proper segregation of duties:

The Company lacked effective controls for ensuring the accuracy of reporting over significant account balances, including the review, approval, and documentation of related transactions and account reconciliations and other complex accounting procedures.

The Company lacked effective controls because their directors are not independent.

As a result of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2016, based on the criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Security and Exchange Commission that permit us to provide only management’s report in this Annual Report.

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

Name	Age	Position

Clifford J. Perry	63	Chief Executive Officer, Chief Financial Officer, Treasurer, Director (1)
Richard C. Cowan	76	Director (2)
Raymond P. Medeiros	67	Director (3)

(1)	Appointed as Director on November 6, 2014. Appointed as CEO and CFO on March 1, 2015.
(2)	Appointed as CEO, CFO and Director on November 6, 2014. Resigned as CEO and CFO on February 28, 2015.
(3)	Appointed on January 22, 2015.

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

Director Compensation

During the fiscal year ended June 30, 2016 and 2015, we did not have an independent director. Directors that were employees were not paid any fees for their role as director.

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

Item 11. Executive Compensation.

The table below sets forth, for our last two fiscal years, the compensation earned by Clifford J. Perry, our director (from November 6, 2014 through June 30, 2016) and as our chief executive officer and chief financial officer (from March 1, 2015 through June 30, 2016), Richard C. Cowan, our director (from November 6, 2014 through June 30, 2016) and as our former chief executive officer and chief financial officer (from November 6, 2014 through February 28, 2015), and Raymond P. Medeiros, our director (from January 22, 2015 through June 30, 2016). The Company has not executed any employment agreements with any executive.

Name and			Deferred Compen-		Stock	Option and Warrant	All Other Compen-
Principal Position		Salary	sation	Bonus	Awards	Awards	sation	Total
Richard C. Cowan (1)	2016	$–	$–	$–	$–	$–	$–	$–
Chief Executive Officer,	2015	$–	$–	$–	$–	$–	$–	$–
Chief Financial Officer and Director

Clifford J. Perry (2)	2016	$–	$22,500	$–	$–	$–	$–	$22,500
Chief Executive Officer,	2015	$90,000	$–	$–	$–	$–	$–	$90,000
Chief Financial Officer and Director

Raymond P. Medeiros (3)	2016	$–	$10,500	$–	$–	$–	$–	$10,500
Director	2015	$–	$–	$–	$–	$–	$–	$–

(1)	Mr. Cowan was appointed as CEO, CFO and Director on November 6, 2014. On February 28, 2015, Mr. Cowan resigned as CEO and CFO.
(2)	Mr. Perry was appointed as Director on November 6, 2014. On March 1, 2105, he was appointed as CEO and CFO.
(3)	Mr. Medeiros was appointed as Director on January 22, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of the Company’s common stock (and preferred stock) as of June 30, 2016, for (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 3571 E. Sunset Road, Suite 420, Las Vegas, Nevada 89120.

Title of Class	Name of Beneficial Owners	Amount & Nature of Beneficial Ownership (1)	Percent of Class (2)
Common stock, $0.001 par value	Richard C. Cowan (3)	42,510,158	45.0%
Common stock, $0.001 par value	Clifford J. Perry (4)	15,000,000	15.9%
Common stock, $0.001 par value	Raymond P. Medeiros (5)	5,000,000	5.3%
Series A preferred stock, $0.001 par value	Richard C. Cowan (3)	264,010	27.8%
Series A preferred stock, $0.001 par value	Clifford J. Perry (4)	684,012	72.2%

Common stock, $0.001 par value	All officers and directors as a Group	62,510,158	66.1%
Series A preferred stock, $0.001 par value	All officers and directors as a Group	948,022	100%

(1)	Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power to the shares of the Company's common stock.
(2)	As of June 30, 2016, a total of 94,538,650 shares of the Company's common stock are considered to be outstanding (includes issuable) pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner listed, any options exercisable within 60 days have been also included for purposes of calculating their percent of class.
(3)	Director and former officer.
(4)	Director and officer.
(5)	Director.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Richard C. Cowan (“Cowan”), Director and former officer of the Company, has payables and accruals due to him of $100,000 and $194,355 as of June 30, 2016 and 2015, respectively.

Clifford J. Perry (“Perry”), chief executive officer, chief financial officer, and director of the Company, has payables and accruals due to him of $26,250 and $26,666 as of June 30, 2016 and 2015, respectively.

Raymond P. Medeiros (“Medeiros”), a director of the Company, has payables and accruals due to him of $10,500 and $0 as of June 30, 2016 and 2015, respectively.

A shareholder of the Company is owed $10,000 as of June 30, 2016.

On May 25, 2016, Perry converted 68,401,200 shares of common stock into 684,012 shares of Series A preferred stock.

On May 25, 2016, Cowan converted 26,401,000 shares of common stock into 264,010 shares of Series A preferred stock.

On June 30, 2016, Cowan converted $225,892 of payables and accruals into 2,509,914 shares of common stock. The conversion was at a 50% discount or $0.09 per share. As of June 30, 2016, these shares had not been issued and were recorded as issuable.

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

	Years Ended June 30,
Category	2016	2015
Audit Fees	$18,500	$23,876
Audit Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total	$18,500	$23,876

On August 8, 2014, Thomas Ralston Certified Public Accountant (“Ralston”) declined to stand for appointment as the Company’s independent accountant. Ralston’s report on the financial statements for the years ended June 30, 2014 and 2013, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern.

On January 15, 2015 the Company engaged Weinberg & Baer Certified Public Accountants (“Weinberg”) as our independent accountants for the period ending September 30, 2014. On May 4, 2015, Weinberg was dismissed as the Company’s independent accountant. Weinberg has not issued a report on the financial statements. These year ends were audited by Ralston and contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern.

On May 4, 2015 the Company engaged Green & Company, CPAs (“Green”) of Tampa, Florida, as its new registered independent public accountant. During the year ended June 30, 2015, and prior to May 4, 2015 (the date of the new engagement), we did not consult with Green regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by Green, in either case where  written or oral advice provided by Green would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

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

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

Exhibits

See the Exhibit Index following the signature page of this Registration Statement, which Exhibit Index is incorporated herein by reference.

Number	Description

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1, filed on July 22, 2013)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1, filed on July 22, 2013)
3.3	Articles of Merger (incorporated by reference to our Current Report on Form 8-K, filed on February 25, 2015)
3.4	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K, filed on June 9, 2016)
10.1	Share Exchange Agreement dated November 6, 2014 (incorporated by reference to our Form 10-Q/A for the period ended December 31, 2014, filed on September 10, 2015)
10.2	Audit for the Period Ended November 6, 2014 of Freedom Leaf, Inc., the private company (incorporated by reference to our Form 10-Q/A for the period ended December 31, 2014, filed on September 10, 2015)
31.1 (1)	Certification of Principal Executive Officer of Freedom Leaf, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 (1)	Certification of Principal Accounting Officer of Freedom Leaf, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (1)	Certification of Principal Executive Officer of Freedom Leaf, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
32.2 (1)	Certification of Principal Accounting Officer of Freedom Leaf, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
101.INS	XBRL Taxonomy Extension Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________

(1) Filed herewith

Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Clifford J. Perry	October 7, 2016
Clifford J. Perry, Principal Executive Officer and Principal Accounting Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Richard C. Cowan	October 7, 2016
Richard C. Cowan, Director	Date

/s/ Clifford J. Perry	October 7, 2016
Clifford J. Perry, Director	Date

/s/ Raymond P. Medeiros	October 7, 2016
Raymond P. Medeiros, Director	Date

