Form 10-Q
period 2016-09-30
Freedom Leaf Inc.
filed 2016-11-15
CIK 1581545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-55687

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

As of November 9, 2016 there were 98,405,817 shares of common stock, par value $0.001 per share issued, issuable, and outstanding.

FREEDOM LEAF, INC.

FORM 10-Q

SEPTEMBER 30, 2016

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FREEDOM LEAF, INC.

Condensed Balance Sheets

	September 30,	June 30,
	2016	2016
	(unaudited)
ASSETS

Current assets
Cash	$2,999	$1,758
Accounts receivable	500	500
Inventory	1,390	2,465
Other receivable	–	2,399
Total current assets	4,889	7,122

Intangible assets, net	8,174	7,464
Other assets	3,584	3,584

Total assets	$16,647	$18,170

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Convertible notes payable, net of discount	$73,836	$44,521
Notes payable	5,400	–
Accounts payable	61,156	46,936
Accounts payable to related parties	10,000	10,000
Accrued expenses	150,818	29,853
Accrued expenses to related parties	–	45,000

Total current liabilities	301,210	176,310

Long-term liabilities
Payable to related party	122,788	126,250

Total long-term liabilities	122,788	126,250

Total liabilities	423,998	302,560

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized Series A preferred stock, 1,000,000 shares authorized, 948,022 shares issued and outstanding at September 30, 2016 and June 30, 2016, respectively	948	948
Common stock, $0.001 par value, 500,000,000 shares authorized, 95,038,650 and 94,438,650 shares issued, issuable, and outstanding at September 30, 2016 and June 30, 2015, respectively	95,039	94,439
Additional paid-in capital	3,929,029	3,800,699
Unearned stock compensation	(20,137)	(170,137)
Accumulated deficit	(4,412,230)	(4,010,338)
Total stockholders' deficit	(407,351)	(284,390)

Total liabilities and stockholders' deficit	$16,647	$18,170

 See accompanying notes to unaudited condensed financial statements.

FREEDOM LEAF, INC.

(f/k/a Arkadia International, Inc.)

Statements of Operations

For the Three Months Ended September 30,

(unaudited)

	2016	2015

Revenue, net	$120,554	$15,095

Operating expenses
Direct costs of revenue	25,265	41,309
General and administrative (includes stock-based compensation of $256,900 and $0 for the three months ended September 30, 2016 and 2015, respectively.)	451,671	113,316
Marketing and selling	13,794	–

Operating loss	(370,176)	(139,530)

Other income (expense)
Interest expense	(2,401)	–
Beneficial conversion feature	(29,315)	(4,636)

Net loss	$(401,892)	$(144,166)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	95,012,563	174,181,200

See accompanying notes to unaudited condensed financial statements.

FREEDOM LEAF, INC.

Statements of Cash Flows

For the Three Months Ended September 30,

(unaudited)

	2016	2015
Cash flows from operating activities:
Net loss	$(401,892)	$(144,166)
Adjustments to reconcile net loss to net cash used in operations:
Amortization of intellectual properties	140	82
Beneficial conversion feature	29,315	4,636
Issuance of common stock for services	256,900	–
Changes in operating assets and liabilities:
Accounts receivable	–	1,150
Inventory	1,075	–
Other receivable	2,399	–
Accounts payable	14,220	34,564
Accounts payable to related parties	–	(7,466)
Accrued expenses	120,966	26,172
Accrued expenses to related parties	(45,000)	–
Deferred revenue	–	8,167
Net cash used in operating activities	(21,877)	(76,861)

Cash flows used in investing activities
Intangible asset acquired	(850)	(1,230)
Net cash used in investing activities	(850)	(1,230)

Cash flows from financing activities:
Proceeds from capital contributed	22,030	58,500
Payments to related party	(3,462)	–
Proceeds from notes payable	5,400	22,500
Net cash provided by financing activities	23,968	81,000

Net decrease in cash	1,241	2,909

Cash at beginning of period	1,758	901

Cash at end of period	$2,999	$3,810

Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$–

Cash paid for taxes	$–	$–

 See accompanying notes to unaudited condensed financial statements.

FREEDOM LEAF, INC.

(f/k/a Arkadia International, Inc.)

Notes to Condensed Financial Statements

September 30, 2016

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

Basis of Presentation

The accompanying unaudited condensed financial statements of Freedom Leaf, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended September 30, 2016 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2017. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Form 10-K for the year ended June 30, 2016 filed on October 7, 2016 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

FREEDOM LEAF, INC.

(f/k/a Arkadia International, Inc.)

Notes to Condensed Financial Statements

September 30, 2016

(unaudited)

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash, accounts payable, accrued expenses, and short term loans the carrying amounts approximate fair value due to their short maturities.

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

We currently measure and report at fair value our intangible assets (due to our impairment analysis) and derivative liabilities. The fair value of intangible assets has been determined using the present value of estimated future cash flows method. The fair value of derivative liabilities is measured using the Black-Scholes option pricing method. The following table summarizes our non-financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016:

	Balance at September	Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
	30, 2016	Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Trademarks	$8,174	$–	$–	$8,174
Total Financial Assets	$8,174	$–	$–	$8,174

Following is a summary of activity through September 30, 2016 of the fair value of intangible assets valued using Level 3 inputs:

		Accumulated
	Asset	Amortization	Net
Intangibles - June 30, 2016	$8,148	$(684)	$7,464
Additions	850	–	850
Amortization	–	(140)	(140)
Intangibles - September 30, 2016	$8,998	$(824)	$8,174

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

Notes to Condensed Financial Statements

September 30, 2016

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

Going Concern

The Company has generated limited revenues for the three months ended September 30, 2016 of $120,554, has recurring net losses for the three months ended September 30, 2016 of $401,892, and a working capital deficiency as of September 30, 2016 of $296,322, and used cash in operations of $21,878 for the three months ended September 30, 2016. In addition, as of September 30, 2016, the Company had a stockholders’ deficit and accumulated deficit of $407,352 and $4,412,230, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

FREEDOM LEAF, INC.

(f/k/a Arkadia International, Inc.)

Notes to Condensed Financial Statements

September 30, 2016

(unaudited)

On November 6, 2014, the Company merged with Freedom Leaf, Inc., a private Nevada corporation. The Company changed its name from Arkadia International, Inc., to Freedom Leaf, Inc. As a result of the merger, the private company was dissolved. See Note 2 for related discussion.

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares which may dilute future earnings per share consist of convertible notes convertible into 20,225,000 common shares. Equivalent shares are not utilized when the effect is anti-dilutive.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of September 30, 2016 and 2015.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting pronouncements as issued. No new pronouncements had any material effect on these unaudited financial statements. The accounting pronouncements issued subsequent to the date of these unaudited financial statements that were considered significant by management were evaluated for the potential effect on these unaudited financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these unaudited financial statements as presented and does not anticipate the need for any future restatement of these unaudited financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2016 through the date these unaudited financial statements were issued.

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

FREEDOM LEAF, INC.

(f/k/a Arkadia International, Inc.)

Notes to Condensed Financial Statements

September 30, 2016

(unaudited)

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

NOTE 3 – COMMITMENTS AND CONTINGENCIES

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

FREEDOM LEAF, INC.

(f/k/a Arkadia International, Inc.)

Notes to Condensed Financial Statements

September 30, 2016

(unaudited)

Future minimum lease payments under these leases are as follows:

2017	$17,946
2018	23,928
2019	18,943

Total	$60,817

Rent expense for the three months ended September 30, 2016 and 2015 was $10,511 and $15,396, respectively.

NOTE 4 – RELATED PARTIES

Richard C. Cowan (“Cowan”), Director and former officer of the Company, has payables and accruals due to him of $100,000 and $100,000 as of September 30, 2016 and June 30, 2016, respectively. There are no set terms for repayment.

Clifford J. Perry (“Perry”), chief executive officer, chief financial officer, and director of the Company, has payables and accruals due to him of $22,310 and $26,250 as of September 30, 2016 and June 30, 2016, respectively.

Raymond P. Medeiros (“Medeiros”), a director of the Company, has payables and accruals due to him of $478 and $10,500 as of September 30, 2016 and June 30, 2016, respectively.

A shareholder of the Company is owed $10,000 and $10,000 as of September 30, 2016 and June 30, 2016, respectively.

On May 25, 2016, Perry converted 68,401,200 shares of common stock into 684,012 shares of Series A preferred stock. See Note 6.

On May 25, 2016, Cowan converted 26,401,000 shares of common stock into 264,010 shares of Series A preferred stock. See Note 6.

On June 30, 2016, Cowan converted $225,892 of payables and accruals into 2,509,914 shares of common stock. The conversion was at a 50% discount or $0.09 per share. As of June 30, 2016, these shares had not been issued and were recorded as issuable. See Note 6.

NOTE 5 – CONVERTIBLE NOTES PAYABLE, NET OF PREMIUMS AND NOTES PAYABLE

Convertible notes payable, all classified as current at September 30, 2016, consists of the following:

Convertible notes, net of discounts and notes payable
	September 30, 2016			June 30, 2016
			Principal,			Principal,
		Debt	net of		Debt	net of
	Principal	Discounts	Discounts	Principal	Discounts	Discounts
Swiss Allied Trust, Inc. (a)	$50,000	$(10,137)	$39,863	$50,000	$(24,794)	$25,206
Swiss Allied Trust, Inc. (a)	50,000	(16,027)	33,973	50,000	(30,685)	19,315

Total	$100,000	$(26,164)	$73,836	$100,000	$(55,479)	$44,521

(a) Convertible

On July 7, 2015, the Company executed a convertible promissory note for $5,000 with Bruce Perlowin. The note is for one year, 12% interest rate, and convertible at $0.10 per share. The current price at that date was $0.085, which is less than the conversion price. The stock price for our common stock as of September 30, 2015 was $0.40. Our common stock is thinly traded therefore our price, as management has determined, is not indicative of our valuation. In October 2015, the Company issued common stock for services to unrelated parties and the common stock was values at $0.20, therefore, the $0.20 was used for valuation purposes for this note. A beneficial conversion feature of $5,000 was recorded and, as of March 31, 2016, $3,671 was amortized. The Company has recorded accrued interest of $467 as of September 30, 2016. On April 15, 2016, Mr. Perlowin converted the principal of this promissory note into 50,000 shares of common stock (see Note 6). The accrued interest was not converted.

FREEDOM LEAF, INC.

(f/k/a Arkadia International, Inc.)

Notes to Condensed Financial Statements

September 30, 2016

(unaudited)

On August 12, 2015, the Company executed a convertible promissory note for $5,000 with Bruce Perlowin. The note is for one year, 12% interest rate, and convertible at $0.10 per share. The current price at that date was $0.10, which is less than the conversion price. The stock price for our common stock as of September 30, 2015 was $0.40. Our common stock is thinly traded therefore our price, as management has determined, is not indicative of our valuation. In October 2015, the Company issued common stock for services to unrelated parties and the common stock was values at $0.20, therefore, the $0.20 was used for valuation purposes for this note. A beneficial conversion feature of $5,000 was recorded and, as of March 31, 2016, $3,178 was amortized. The Company has recorded accrued interest of $408 as of September 30, 2016. On April 15, 2016, Mr. Perlowin converted the principal of this promissory note into 50,000 shares of common stock (see Note 6). The accrued interest was not converted.

On August 20, 2015, the Company executed a convertible promissory note for $12,500 with Svetlana Ogorodnikova. The note matures on February 19, 2016, 12% interest rate, and convertible at $0.10 per share. The current price at that date was $0.085, which is less than the conversion price. The stock price for our common stock as of September 30, 2015 was $0.40. Our common stock is thinly traded therefore our price, as management has determined, is not indicative of our valuation. In October 2015, the Company issued common stock for services to unrelated parties and the common stock was values at $0.20, therefore, the $0.20 was used for valuation purposes for this note. A beneficial conversion feature of $12,500 was recorded and, as of March 31, 2016, $12,500 was amortized. The Company has recorded accrued interest of $986 as of September 30, 2016. On February 19, 2016, Ms. Ogorodnikova granted the Company an extension on the due date to June 30, 2016. On April 15, 2016, Ms. Ogorodnikova converted the principal of this promissory note into 125,000 shares of common stock (see Note 6). The accrued interest was not converted.

On December 14, 2015, the Company executed a convertible promissory note for $100,000 with Swiss Allied Trust, Inc. (“Swiss Allied”). The note has two funding dates; December 14, 2015 and January 15, 2016, each for $50,000. On January 26, 2016, the Company received $50,000 from Swiss Allied as the second tranche of the convertible promissory note. As of March 31, 2016, both tranches were received by the Company. The term on each installment is for one year from the date of receipt of each tranche. Each installment is recorded and presented separately. For the initial tranche of $50,000, the Company recorded a beneficial conversion feature of $50,000 and, as of March 31, 2016, $14,795 was amortized. A beneficial conversion feature of $50,000 was recorded and, as of March 31, 2016, $8,904 has been amortized. For the initial tranche, the Company has recorded accrued interest of $2,181 as of September 30, 2016. For the second tranche, the Company has recorded accrued interest of $1,709 as of September 30, 2016. The beneficial conversion features were calculated on the conversion price of $0.005, as further discussed below. The Company maintained the common stock to be valued at $0.20, as discussed in prior notes, as the Company’s common stock continues to be thinly traded. Additionally, the Company issued Swiss Allied four warrants as an incentive to the note, each for 20,000,000 shares of the Company’s common stock, for a total of 80,000,000 warrants. Each warrant has an exercise price of $0.005 per share.

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

FREEDOM LEAF, INC.

(f/k/a Arkadia International, Inc.)

Notes to Condensed Financial Statements

September 30, 2016

(unaudited)

NOTE 6 – STOCKHOLDERS’ DEFICIT

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

FREEDOM LEAF, INC.

(f/k/a Arkadia International, Inc.)

Notes to Condensed Financial Statements

September 30, 2016

(unaudited)

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

On April 15, 2016, Bruce Perlowin converted the principal ($5,000) of his promissory note into 50,000 shares of common stock (see Note 5).

On April 15, 2016, Bruce Perlowin converted the principal ($5,000) of his promissory note into 50,000 shares of common stock (see Note 5).

On April 15, 2016, Svetlana Ogorodnikova converted the principal ($12,500) of her promissory note into 125,000 shares of common stock (see Note 5).

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

On May 25, 2016, Perry converted 68,401,200 shares of common stock into 684,012 shares of Series A preferred stock. See Note 4.

On May 25, 2016, Cowan converted 26,401,000 shares of common stock into 264,010 shares of Series A preferred stock. See Note 4.

On June 30, 2016, Cowan converted $225,892 of payables and accruals into 2,509,914 shares of common stock. The conversion was at a 50% discount or $0.09 per share. As of June 30, 2016, these shares had not been issued and were recorded as issuable. See Note 4.

On June 30, 2016, the Company determined that on February 15, 2016, there was a duplicate issuance to an entity, as they were already issued on October 12, 2015. The Company cancelled 200,000 shares on June 30, 2016, thereby reducing the stock-based compensation previously recorded by $40,000.

FREEDOM LEAF, INC.

(f/k/a Arkadia International, Inc.)

Notes to Condensed Financial Statements

September 30, 2016

(unaudited)

On July 1, 2016, the Company hired an employee and, as a condition of the employment contract, the Company is obligated to issue 500,000 shares of common stock to the employee. The shares were valued at $0.175 per share. The Company recorded an expense of $87,500.

On July 19, 2016, the Company issued 100,000 shares of common stock to its transfer agent, Globex Transfer, LLC. The shares were valued at $0.194 per share. The Company recorded an expense of $19,400.

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

On December 14, 2015, the Company executed a convertible promissory note for $100,000 with Swiss Allied (see Note 5). The Company issued Swiss Allied four warrants as an incentive to the note, each for 20,000,000 shares of the Company’s common stock, for a total of 80,000,000 warrants. Each warrant has an exercise price of $0.005 per share. The four warrants, each for 20,000,000 shares of common stock, mature on March 31, 2016, June 30, 2016, October 31, 2016, and December 31, 2016, respectively. The warrants, as an incentive to the note, should have a beneficial conversion feature. As the note’s beneficial conversion feature is at the maximum, there is no beneficial conversion feature to record. If Swiss Allied exercises all warrants, the Company would receive an additional $400,000 for said shares of common stock. If Swiss Allied does not exercise all 80,000,000 warrants, by the maturation dates, as described herein, the exercise price shall be adjusted to $0.06, an increase of $0.055 per share as a penalty, which is payable to the Company at the time Swiss Allied requests to have the Rule 144 restriction removed. The interest rate for each loan tranche is 8% and is accrued with a payment date of December 15, 2016 for the first tranche and January 15, 2017 for the second tranche. The conversion price for the $100,000, which may happen any time prior to December 14, 2016, shall be the greater of $0.03 or 50% of the lowest closing price on the primary trading market on which the Company’s common stock is quoted for the five trading days immediately prior to, but not including, the conversion date, assuming that Swiss Allied has not exercised all 80,000,000 warrants for common stock. The conversion price for the $100,000, assuming that Swiss Allied has exercised all 80,000,000 warrants for common stock, shall be $0.005 per share. Swiss Allied has a right of first refusal on any future funding to the Company. Swiss Allied has the right to name a party to serve as a member of the Company’s board of directors if Swiss Allied owns at least 40,000,000 shares of the Company’s common stock. If Swiss Allied owns at least 80,000,000 shares of the Company’s common stock, they have the right to name two parties to the Company’s board of directors. The two directors will remain as long as Swiss Allied owns 55,000,000 shares of the Company’s common stock. See Note 5 for amendment on the warrant that matured on March 31, 2016.

Stock Option Plan

On June 27, 2016, the Board of Directors approved the 2016 Stock Option Plan which has reserved 10,000,000 shares of common stock.

FREEDOM LEAF, INC.

(f/k/a Arkadia International, Inc.)

Notes to Condensed Financial Statements

September 30, 2016

(unaudited)

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements, except as stated herein.

On October 17, 2016, the Company issued 24,000 shares of common stock to a consultant in exchange for services. The Company will record an expense accordingly.

On October 17, 2016, the Company issued 24,000 shares of common stock to a consultant in exchange for services. The Company will record an expense accordingly.

On October 17, 2016, the Company issued 268,167 shares of common stock and a warrant for 268,167 shares of common stock with an exercise price of $0.06 per share, with a cashless option, to a consultant in settlement of a payable of $16,090. The Company will record the applicable expense accordingly.

On October 17, 2016, the Company issued 2,501,000 shares of common stock to Trend Investments, Inc., a consultant, in exchange for services. The Company will record an expense accordingly.

On November 1, 2016, the Company executed a convertible promissory note to Eagle Equities, LLC for $25,000. The note has a discount of 45% to the lowest closing price of the last 20 trading days prior to conversion. The note has an 8% interest rate and matures on November 1, 2017.

On November 3, 2016, the Company issued 50,000 shares of common stock to a consultant in exchange for services. The Company will record an expense accordingly.

On November 3, 2016, the Company received $25,000 in exchange for 500,000 shares of common stock. The shares were valued at $0.05 per share whereas the closing price for the previous day was $0.24 per share. The Company will record the discount accordingly.

On November 7, 2016, the Company entered into an employment agreement which provided for the issuance of 250,000 shares of common stock. The Company will record an expense accordingly.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our future expectations to our security holders and to the public. This report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including the statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” “will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek” and other similar expressions. Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

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

Results of Operations

For the Three Months Ended September 30, 2016 and 2015

Revenues

Our revenue was $120,554 for the three months ended September 30, 2016, compared to $15,095 for the three months ended September 30, 2015. The increase was primarily due to licensing fee revenue of $104,760 for 2016.

Operating Expenses

Direct costs of revenues were $25,265 and $41,309 for the three months ended September 30, 2016 and 2015, respectively. The decrease in direct costs of revenues, as a percent of revenue, was primarily due to licensing fee revenue.

For the three months ended September 30, 2016 our general and administrative expenses and marketing and selling expenses were $451,671 compared to $113,316 for the three months ended September 30, 2015 resulting in an increase of $338,355, contributable primarily to stock-based compensation of $256,900. As a result, net loss was $401,892 for the three months ended September 30, 2016 compared to net loss of $144,166 for the three months ended September 30, 2015.

Liquidity and Capital Resources

Overview

As of September 30, 2016, the Company had $2,999 in cash. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $50,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees.

Liquidity and Capital Resources during the three months ended September 30, 2016 compared to the three months ended September 30, 2015

We used cash in operations of $21,878 for the three months ended September 30, 2016 compared to cash used in operations of $76,861 for the three months ended September 30, 2015. The negative cash flow from operating activities for the three months ended September 30, 2016 is attributable to the Company's net loss from operations of $401,892 primarily due to the issuance of common stock for services. Cash provided by operations for the three months ended September 30, 2015 is attributable to the Company's net loss of $144,166 offset primarily by increase in prepaid expenses offset by increase in accounts payable to related parties.

We used cash in investing or financing activities of $850 and $1,230 for the three months ended September 30, 2016 and 2015.

We had cash provided by financing activities of $23,968 for the three months ended September 30, 2016 compared to $81,000 for the same period in 2015.

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

Going Concern

The Company has generated limited revenues for the three months ended September 30, 2016 of $120,554, has recurring net losses for the three months ended September 30, 2016 of $401,892, and a working capital deficiency as of September 30, 2016 of $296,322, and used cash in operations of $21,878 for the three months ended September 30, 2016. In addition, as of September 30, 2016, the Company had a stockholders’ deficit and accumulated deficit of $407,352 and $4,412,230, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1, “Summary of Significant Accounting Policies” in our audited financial statements for the year ended June 30, 2015, included in our Annual Report on Form 10-K as filed on October 7, 2016, for a discussion of our critical accounting policies and estimates.

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

Adjusted Net Loss	For the Three Months Ended
	September 30,
	2016	2015

Net loss	$(401,892)	$(144,166)
Beneficial conversion feature expense	(29,315)	(4,636)

Adjusted net loss	$(372,577)	$(139,530)

Weighted average shares outstanding - basic and diluted	95,012,563	174,181,200

Adjusted basic and diluted net loss per share	$(0.00)	$(0.00)

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

Adjusted EBITDA	For the Three Months Ended
	September 30,
	2016	2015

Net loss from operations	$(401,892)	$(144,166)
Interest expense	(2,401)	–
Amortization	(140)	(82)
Stock-based compensation	(256,900)	–
Beneficial conversion feature expense	(29,315)	(4,636)

Adjusted EBITDA	$(113,136)	$(139,448)

Weighted average shares outstanding - basic and diluted	95,012,563	174,181,200

Adjusted basic and diluted net loss per share	$(0.00)	$(0.00)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Subsequent to September 30, 2016, the following issuances of unregistered securities were made. These securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

On October 17, 2016, the Company issued 24,000 shares of common stock to a consultant in exchange for services.

On October 17, 2016, the Company issued 24,000 shares of common stock to a consultant in exchange for services. The Company will record an expense accordingly.

On October 17, 2016, the Company issued 268,167 shares of common stock and a warrant for 268,167 shares of common stock to a consultant in settlement of a payable of $16,090.

On October 17, 2016, the Company issued 2,501,000 shares of common stock to Trend Investments, Inc., a consultant, in exchange for services.

On November 3, 2016, the Company issued 50,000 shares of common stock to a consultant in exchange for services.

On November 3, 2016, the Company received $25,000 in exchange for 500,000 shares of common stock.

On November 7, 2016, the Company entered into an employment agreement which provided for the issuance of 250,000 shares of common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1, filed on July 22, 2013)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1, filed on July 22, 2013)
3.3	Articles of Merger (incorporated by reference to our Current Report on Form 8-K, filed on February 25, 2015)
3.4	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K, filed on June 9, 2016)
10.1	Share Exchange Agreement dated November 6, 2014 (incorporated by reference to our Form 10-Q/A for the period ended December 31, 2014, filed on September 10, 2015)
10.2	Audit for the Period Ended November 6, 2014 of Freedom Leaf, Inc., the private company (incorporated by reference to our Form 10-Q/A for the period ended December 31, 2014, filed on September 10, 2015)
31.1 (1)	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2 (1)	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1 (1)	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (1)	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________

(1) Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Freedom Leaf, Inc.

Dated: November 15, 2016	By: /s/ Clifford J. Perry
Clifford J. Perry
Chief Executive Officer and Chief Financial Officer

