Form 10-Q
period 2016-12-31
Freedom Leaf Inc.
filed 2017-02-17
CIK 1581545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

As of February 10, 2017, there were 102,190,671 shares of common stock, par value $0.001 per share issued, issuable, and outstanding.

FREEDOM LEAF, INC.

FORM 10-Q

DECEMBER 31, 2016

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FREEDOM LEAF INC.

Condensed Balance Sheets

	December 31,	June 30,
	2016	2016
	(unaudited)
ASSETS

Current assets
Cash	$3,969	$1,758
Accounts receivable	250	500
Inventory	1,112	2,465
Other receivable	250,000	2,399
Total current assets	255,331	7,122

Intangible assets, net	10,365	7,464
Other assets	182,715	3,584

Total assets	$448,411	$18,170

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Convertible notes payable, net of discount	$106,233	$44,521
Notes payable	2,120	–
Accounts payable	62,619	46,936
Accounts payable to related parties	10,950	10,000
Accrued expenses	112,912	29,853
Accrued expenses to related parties	99,000	45,000

Total current liabilities	393,834	176,310

Long-term liabilities
Payable to related party	151,933	126,250

Total long-term liabilities	151,933	126,250

Total liabilities	545,767	302,560

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, Series A preferred stock, 1,000,000 shares authorized, 948,022 shares issued and outstanding at December 31, 2016 and June 30, 2016, respectively	948	948
Common stock, $0.001 par value, 500,000,000 shares authorized, 99,268,317 and 94,438,650 shares issued, issuable, and outstanding at December 31, 2016 and June 30, 2015, respectively	99,268	94,439
Additional paid-in capital	4,326,019	3,800,699
Unearned stock compensation	–	(170,137)
Accumulated deficit	(4,523,591)	(4,010,338)
Total stockholders' deficit	(97,356)	(284,390)

Total liabilities and stockholders' deficit	$448,411	$18,170

See accompanying notes to unaudited condensed financial statements.

FREEDOM LEAF INC.

(f/k/a Arkadia International, Inc.)

Statements of Operations

(unaudited)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2016	2015	2016	2015
Revenue, net	$448,566	$16,555	$569,120	$31,650
Operating expenses
Direct costs of revenue	46,099	21,224	71,364	62,533
General and administrative (includes stock-based compensation of $276,292 and $1,829,000 for the three months ended December 31, 2016 and 2015, respectively, and $533,192 and $1,829,000 for the six months ended December 31, 2016 and 2015, respectively.)	472,657	1,877,702	924,328	1,991,018
Marketing and selling	5,925	2,841	19,719	2,841
Operating loss	(76,115)	(1,885,212)	(446,291)	(2,024,742)
Other income (expense)
Interest expense	(2,849)	(1,274)	(5,250)	(1,274)
Beneficial conversion feature	(32,397)	(11,135)	(61,712)	(15,771)
Net loss	$(111,361)	$(1,897,621)	$(513,253)	$(2,041,787)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	97,897,629	181,479,189	96,455,096	177,830,195

See accompanying notes to unaudited condensed financial statements.

FREEDOM LEAF INC.

Statements of Cash Flows

For the Six Months Ended December 31,

(unaudited)

	2016	2015
Cash flows from operating activities:
Net loss	$(513,253)	$(2,041,787)
Adjustments to reconcile net loss to net cash used in operations:
Amortization of intellectual properties	370	242
Beneficial conversion feature	61,712	15,771
Issuance of common stock for services	533,192	1,829,000
Unearned stock compensation	–	(470,137)
Issuance of warrants for services	–	500,000
Changes in operating assets and liabilities:
Accounts receivable	250	848
Inventory	1,353	–
Other receivable	(247,601)	–
Other assets	(179,131)
Accounts payable	30,748	39,420
Accounts payable to related parties	950	(27,466)
Accrued expenses	83,061	(5,725)
Accrued expenses to related parties	54,000	83,126
Net cash used in operating activities	(174,349)	(76,708)

Cash flows used in investing activities
Intangible asset acquired	(3,271)	(3,460)
Net cash used in investing activities	(3,271)	(3,460)

Cash flows from financing activities:
Proceeds from capital contributed	28,148	58,500
Proceeds from related party	25,683	–
Proceeds from sale of common stock	80,000	–
Proceeds from notes payable	46,000	22,500
Net cash provided by financing activities	179,831	81,000

Net increase in cash	2,211	832

Cash at beginning of period	1,758	901

Cash at end of period	$3,969	$1,733

Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$–

Cash paid for taxes	$–	$–

Non-cash investing and financing activities:
Conversion of debt into common stock	$15,065	$–

See accompanying notes to unaudited condensed financial statements.

FREEDOM LEAF INC.

(f/k/a Arkadia International, Inc.)

Notes to Condensed Financial Statements

December 31, 2016

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

On October 3, 2014, the Company experienced a change in control. Richard C. Cowan acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between Mr. Cowan and Vladimir and Galina Shekhtman (“Sellers”). On the closing date, October 3, 2014, pursuant to the terms of the agreements with the Sellers, Cowan purchased from the Sellers 6,950,100 shares of the Company’s outstanding restricted common stock for $100,000, representing 93% of the then-outstanding common stock of the Company.

On November 6, 2014, the Company merged with Freedom Leaf Inc., a private Nevada corporation (“Private Company”). The Company changed its name from Arkadia International, Inc., to Freedom Leaf Inc. As a result of the merger, the Private Company was dissolved. See Note 2 for related discussion.

For financial reporting purposes, the acquisition of the Private Company via the merger transaction represents a "reverse merger" rather than a business combination, and Private Company is deemed to be the accounting acquirer in the transaction. The merger is being accounted for as a reverse-merger and recapitalization. Private Company is treated as the acquirer for financial reporting purposes, and the predecessor public company (Freedom Leaf Inc., f/k/a Arkadia International, Inc.) is treated as the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements of the Company prior to the merger are those of the Private Company, and were recorded at the historical cost basis of the Private Company, and the financial statements after completion of the merger include the assets and liabilities of both the predecessor public company and Private Company, the historical operations of Private Company, and the operations of both companies from the date of the merger.

Nature of Operations

The Company is focused on being the premium national and international news source for the Cannabis/Industrial Hemp industry. Through our online and print media channels, our efforts are in dissemination of current legislation and legal news, arts and entertainment. Additional websites and online partnerships are in the development stage that are intended to give the Freedom Leaf brand greater exposure. The Company generates revenue from paid advertising on both online and print publications as well as consulting fees and incubator fees for companies that want to participate in the Cannabis/Industrial Hemp industry. Another segment of income generation by the Company is brand management for both profit and non-profit organizations. An example is the contract with NORML which was entered into on May 26, 2015. This contract authorizes the Company to undertake all of the commercial activities of NORML, earning income for both the non-profit and the Company. The Company also sells licenses to use the Freedom Leaf brand in different countries and states. We have entered into two license agreements: for Spain and Portugal, and for The Netherlands.

Basis of Presentation

The accompanying unaudited condensed financial statements of Freedom Leaf Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended December 31, 2016 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2017. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Form 10-K for the year ended June 30, 2016 filed on October 7, 2016 and Management’s Discussion and Analysis of Financial Condition and Results of Operations therein.

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

FREEDOM LEAF INC.

(f/k/a Arkadia International, Inc.)

Notes to Condensed Financial Statements

December 31, 2016

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

We currently measure and report at fair value our intangible assets (due to our impairment analysis) and derivative liabilities. The fair value of intangible assets has been determined using the present value of estimated future cash flows method. The fair value of derivative liabilities is measured using the Black-Scholes option pricing method. The following table summarizes our non-financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

	Balance at December 31,	Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
	2016	Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Trademarks	$11,419	$–	$–	$11,419
Total Financial Assets	$11,419	$–	$–	$11,419

Following is a summary of activity through December 31, 2016 of the fair value of intangible assets valued using Level 3 inputs:

		Accumulated
	Asset	Amortization	Net
Intangibles - June 30, 2016	$8,148	$(684)	$7,464
Additions	3,271	–	3,271
Amortization	–	(370)	(370)
Intangibles - December 31, 2016	$11,419	$(1,054)	$10,365

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

FREEDOM LEAF INC.

(f/k/a Arkadia International, Inc.)

Notes to Condensed Financial Statements

December 31, 2016

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

Going Concern

While the Company generated revenues for the six months ended December 31, 2016 of $569,120, it has recurring net losses for the six months ended December 31, 2016 of $513,253 and working capital as of December 31, 2016 of $40,630, and has used cash in operations of $174,349 for the six months ended December 31, 2016. In addition, as of December 31, 2016, the Company had a stockholders’ deficit and accumulated deficit of $97,356 and $4,523,591, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

FREEDOM LEAF INC.

(f/k/a Arkadia International, Inc.)

Notes to Condensed Financial Statements

December 31, 2016

(unaudited)

On November 6, 2014, the Company merged with Freedom Leaf Inc., a private Nevada corporation. The Company changed its name from Arkadia International, Inc., to Freedom Leaf Inc. As a result of the merger, the private company was dissolved. See Note 2 for related discussion.

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares which may dilute future earnings per share consist of convertible notes convertible into 6,827,788 common shares as of December 31, 2016. Equivalent shares are not utilized when the effect is anti-dilutive.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of December 31, 2016 and 2015.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting pronouncements as issued. No new pronouncements had any material effect on these unaudited financial statements. The accounting pronouncements issued subsequent to the date of these unaudited financial statements that were considered significant by management were evaluated for the potential effect on these unaudited financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these unaudited financial statements as presented and does not anticipate the need for any future restatement of these unaudited financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2016 through the date these unaudited financial statements were issued.

NOTE 2 – ENTRY INTO A DEFINITIVE AGREEMENT

Freedom Leaf Inc. f/k/a Arkadia International, Inc., a Nevada corporation and the public company (the “Company,” “Public Company,” “we,” “us,” “our”) entered into a merger agreement with a private Nevada corporation, Freedom Leaf Inc. (the “Private Company”). Prior to the reverse merger, Richard C. Cowan, the officer and director of the Public Company, had acquired the majority of its outstanding common stock. Clifford J. Perry, the Private Company’s sole officer and director pre-merger (“Perry”), was the owner of record of all of the outstanding common shares of the Private Company (the “Private Company Stock”) prior to the merger. Pursuant to the merger, the Private Company was merged into the Public Company, and Perry, the Private Company’s shareholder, received 83,401.2 shares of Public Company common stock for each share of Private Company stock pre-merger, or 83,401,200 total shares of the Company’s common stock.

The closing of the merger was conditioned upon certain, limited customary representations and warranties, as well as the satisfaction or waiver of specified conditions to closing. As the parties satisfied all of the closing conditions, we filed Articles of Merger in Nevada consummating the merger, and shareholders of the Private Company pre-merger (Perry) owned approximately 48.1% of our issued and outstanding common stock post-merger. Following the Share Exchange, the Company focused on pursuing Private Company’s historical businesses.

The foregoing description of the merger agreement and transaction does not purport to be complete and is qualified in its entirety by the merger agreement, a copy of which has been filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q/A for the period ended December 31, 2014, which is incorporated herein by reference.

Accounting Treatment of the Merger

For financial reporting purposes, the merger represents a “reverse merger” rather than a business combination, and Private Company is deemed to be the accounting acquirer in the transaction. The merger is being accounted for as a reverse-merger and recapitalization. Private Company is the acquirer for financial reporting purposes and the Public Company (Freedom Leaf Inc., f/k/a Arkadia International, Inc.) is the acquired company. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the merger will be those of the Private Company and will be recorded at the historical cost basis of the Private Company, and the financial statements after completion of the merger will include the assets and liabilities of the Public Company and the Private Company, the historical operations of the Private Company and operations of both companies from the closing date of the Merger.

FREEDOM LEAF INC.

(f/k/a Arkadia International, Inc.)

Notes to Condensed Financial Statements

December 31, 2016

(unaudited)

Licensing Rights

On February 8, 2016, the Company and Freedomleaf Netherlands, b.v. (“FLNL”), a company located in the Netherlands, executed a Memorandum of Understanding (“MOU”), wherein the Company granted FLNL a right of first refusal to license certain rights from the Company described below in exchange for a payment of $25,000, and the parties agreed to negotiate a definite license agreement for such rights with the terms of the definitive agreement incorporating the material terms set forth in the MOU. Such rights include FLNL’s rights to use various trademarks of the Company, primarily “Freedom Leaf,” and other related rights, for use in the Netherlands by FLNL, including FLNL’s right to publish a Freedom Leaf magazine in the Netherlands, sell Freedom Leaf products and perform other activities related to the business of the Company. FLNL is a shareholder (common stock and warrants to purchase additional common stock) of the Company. On December 15, 2016, the Company and FLNL executed the license agreement. The agreement provided for a licensing fee of $250,000 with a payment schedule as follows: $70,869 which has been paid from the date of the MOU until the date of the agreement; $25,000 payment every two months, commencing on April 10, 2017 with the last payment on April 10, 2018, and a final payment of $4,131 on June 10, 2018. The Company also provided FLNL with warrants to purchase up to 1,000,000 shares of common stock. The warrants have an exercise price of $0.05. The warrants can be exercised as follows: 250,000 warrants between June 2017 and August 2017; 250,000 warrants between September 2017 and November 2017; 250,000 warrants between December 2017 and February 2018; and 250,000 warrants between March 2018 and May 2018. See Note 6.

On December 15, 2016, the Company and Freedom Leaf Iberia, B.V. (“FLI”), a company incorporated under the laws of the Netherlands. The licensing agreement provides FLI the distribution rights to the Company’s magazine and other “Freedom Leaf” branded merchandise. The territory of the agreement is Spain and Portugal. The agreement provided for a license fee of $250,000 payable to the Company. The payment schedule provides for a $25,000 payment every two months, beginning on April 20, 2017, concluding on April 20, 2018, with a final payment of $75,000 on June 20, 2018. The Company also provided FLI with warrants to purchase up to 1,000,000 shares of common stock. The warrants have an exercise price of $0.05. The warrants can be exercised as follows: 250,000 warrants between June 2017 and August 2017; 250,000 warrants between September 2017 and November 2017; 250,000 warrants between December 2017 and February 2018; and 250,000 warrants between March 2018 and May 2018. See Note 6.

Incubation Agreement

On January 18, 2016, the Company and Plants to Paper, LLC (“PTP”), a New Jersey limited liability company, executed an Incubation Agreement. PTP owned the patent pending application 62/245,153 (the “Patent”) with the title being “Rolling Papers and Blunt Wraps made from 100% Marijuana.” PTP agreed to transfer its ownership rights in the patent application to the Company, as well as PTP’s Medical Marijuana / Cannabis / Hemp Industry Incubator program. The Company agreed to supply management services and to fund the early stage development of PTP. The Incubation Agreement is for a period of twelve months. PTP will provide the Company with 20% of the outstanding membership shares of PTP in exchange for its services. The costs of patent registrations in the United States and other countries will be the liability of PTP. As of December 31, 2016, PTP had no activity. On February 1, 2017, the Agreement was modified for the following items: a) to provide 25% of the outstanding membership shares of PTP; b) require that the Patent be assigned to PTP; and c) acknowledge that the ownership rights have not been transferred to the Company as of February 1, 2017. See Note 7.

Sales Representation Contract

On December 22, 2016, the Company and NuAxon BioScience, Inc. (“NuAxon”), a Delaware corporation, executed a Sales Representation Contract. NuAxon is a manufacturer and distributor for bulk extracts, Rebel Herbs brand products, and Intelligence Tree brand products. The contract appoints the Company as NuAxon’s sales representative worldwide. The contract is for a period of one year and shall automatically renew for successive terms of the same duration. The contract provides a commission for sales by the Company at rates as follows: a) bulk extracts is 9% with a 2% bonus on annual sales above $500,000; b) Rebel Herbs and Intelligence Tree brand products is 10% with a 3% bonus on annual sales above $1,000,000. As of December 31, 2016, there have been no sales or commissions earned.

FREEDOM LEAF INC.

(f/k/a Arkadia International, Inc.)

Notes to Condensed Financial Statements

December 31, 2016

(unaudited)

Equipment Sales Representative Contract

On December 22, 2016, the Company and NuAxon executed an Equipment Sales Representative Contract. NuAxon is a manufacturer and distributor for extraction equipment. The contract appoints the Company as NuAxon’s equipment sales representative worldwide. The contract is for a period of one year and shall automatically renew for successive terms of the same duration. The contract provides a commission for sales by the Company at various rates ranging from 3% to 10%, dependent on the cumulative annual sales. As of December 31, 2016, there have been no sales or commissions earned.

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

Lease Commitment

We lease approximately 2,800 square feet of office space in Las Vegas, Nevada, pursuant to a lease that will expire on December 31, 2019. This facility serves as our corporate headquarters. After December 31, 2017, the Company has the option to opt out of the lease.

Future minimum lease payments under these leases are as follows:

2017	$11,964
2018	23,928
2019	18,943

Total	$54,835

Rent expense for the six months ended December 31, 2016 and 2015 was $19,309 and $20,208, respectively.

NOTE 4 – RELATED PARTIES

Richard C. Cowan (“Cowan”), a director and former officer of the Company, has payables and accruals due to him of $129,333 and $100,000 as of December 31, 2016 and June 30, 2016, respectively. There are no set terms for repayment.

Clifford J. Perry (“Perry”), Chief Executive officer, Chief Financial Officer, and a director of the Company, has payables and accruals due to him of $101,050 and $34,500 as of December 31, 2016 and June 30, 2016, respectively.

Raymond P. Medeiros (“Medeiros”), a director of the Company, has payables and accruals due to him of $31,500 and $10,500 as of December 31, 2016 and June 30, 2016, respectively.

A shareholder of the Company is owed $0 and $10,000 as of December 31, 2016 and June 30, 2016, respectively.

On May 25, 2016, Perry converted 68,401,200 shares of common stock into 684,012 shares of Series A preferred stock. See Note 6.

On May 25, 2016, Cowan converted 26,401,000 shares of common stock into 264,010 shares of Series A preferred stock. See Note 6.

On June 30, 2016, Cowan converted $225,892 of payables and accruals into 2,509,914 shares of common stock. The conversion was at a 50% discount or $0.09 per share. As of December 31, 2016, these shares had not been issued and were recorded as issuable. See Note 6.

FREEDOM LEAF INC.

(f/k/a Arkadia International, Inc.)

Notes to Condensed Financial Statements

December 31, 2016

(unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE, NET OF PREMIUMS AND NOTES PAYABLE

Convertible notes payable, all classified as current at December 31, 2016, consist of the following:

	December 31, 2016			June 30, 2016
			Principal,			Principal,
		Debt	net of		Debt	net of
	Principal	Discounts	Discounts	Principal	Discounts	Discounts
Swiss Allied Trust, Inc. (a)	$50,000	$–	$50,000	$50,000	$(24,794)	$25,206
Swiss Allied Trust, Inc. (a)	50,000	(3,425)	46,575	50,000	(30,685)	19,315
Adar Bays, LLC (a)	25,000	(19,452)	5,548	–	–	–
Eagle Equities, LLC (a)	25,000	(20,890)	4,110	–	–	–

Total	$150,000	$(43,767)	$106,233	$100,000	$(55,479)	$44,521

(a) Convertible

On July 7, 2015, the Company executed a convertible promissory note for $5,000 with Bruce Perlowin. The note is for one year, 12% interest rate, and convertible at $0.10 per share. The current price at that date was $0.085, which is less than the conversion price. The stock price for our common stock as of September 30, 2015 was $0.40. Our common stock is thinly traded therefore our price, as management has determined, is not indicative of our valuation. In October 2015, the Company issued common stock for services to unrelated parties and the common stock was values at $0.20, therefore, the $0.20 was used for valuation purposes for this note. A beneficial conversion feature of $5,000 was recorded and subsequently amortized. The Company has recorded accrued interest of $467 as of December 31, 2016. On April 15, 2016, Mr. Perlowin converted the principal of this promissory note into 50,000 shares of common stock (see Note 6). The accrued interest was not converted.

On August 12, 2015, the Company executed a convertible promissory note for $5,000 with Bruce Perlowin. The note is for one year, 12% interest rate, and convertible at $0.10 per share. The current price at that date was $0.10, which is less than the conversion price. The stock price for our common stock as of September 30, 2015 was $0.40. Our common stock is thinly traded therefore our price, as management has determined, is not indicative of our valuation. In October 2015, the Company issued common stock for services to unrelated parties and the common stock was values at $0.20, therefore, the $0.20 was used for valuation purposes for this note. A beneficial conversion feature of $5,000 was recorded and subsequently amortized. The Company has recorded accrued interest of $408 as of December 31, 2016. On April 15, 2016, Mr. Perlowin converted the principal of this promissory note into 50,000 shares of common stock (see Note 6). The accrued interest was not converted.

On August 20, 2015, the Company executed a convertible promissory note for $12,500 with Svetlana Ogorodnikova. The note matures on February 19, 2016, 12% interest rate, and convertible at $0.10 per share. The current price at that date was $0.085, which is less than the conversion price. The stock price for our common stock as of December 31, 2015 was $0.40. Our common stock is thinly traded therefore our price, as management has determined, is not indicative of our valuation. In October 2015, the Company issued common stock for services to unrelated parties and the common stock was values at $0.20, therefore, the $0.20 was used for valuation purposes for this note. A beneficial conversion feature of $12,500 was recorded and subsequently amortized. The Company has recorded accrued interest of $986 as of December 31, 2016. On February 19, 2016, Ms. Ogorodnikova granted the Company an extension on the due date to June 30, 2016. On April 15, 2016, Ms. Ogorodnikova converted the principal of this promissory note into 125,000 shares of common stock (see Note 6). The accrued interest was not converted.

On December 14, 2015, the Company executed a convertible promissory note for $100,000 with Swiss Allied Trust, Inc. (“Swiss Allied”). The note has two funding dates; December 14, 2015 and January 15, 2016, each for $50,000. On January 26, 2016, the Company received $50,000 from Swiss Allied as the second tranche of the convertible promissory note. The term on each installment is for one year from the date of receipt of each tranche. Each installment is recorded and presented separately. For the initial tranche of $50,000, the Company recorded a beneficial conversion feature of $50,000 and, as of March 31, 2016, $14,795 was amortized. A beneficial conversion feature of $50,000 was recorded and, as of March 31, 2016, $8,904 has been amortized. For the initial tranche, the Company has recorded accrued interest of $3,211 as of December 31, 2016. For the second tranche, the Company has recorded accrued interest of $2,739 as of December 31, 2016. The beneficial conversion features were calculated on the conversion price of $0.005, as further discussed below. The Company maintained the common stock to be valued at $0.20, as discussed in prior notes, as the Company’s common stock continues to be thinly traded. Additionally, the Company issued Swiss Allied four warrants as an incentive to the note, each for 20,000,000 shares of the Company’s common stock, for a total of 80,000,000 warrants.

FREEDOM LEAF INC.

(f/k/a Arkadia International, Inc.)

Notes to Condensed Financial Statements

December 31, 2016

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

On October 10, 2016, the Company executed a convertible promissory note with Adar Bays, LLC (“Adar”) for $25,000. The Company netted $23,000 due to legal fees of $2,000. The note has a conversion discount of 45% based on the lowest closing price of the 20 days prior to conversion. The Company recorded a debt discount of $25,000 and as of December 31, 2016, had recorded $5,548 of amortization. The note matures on October 10, 2017 and bears interest at 8%. As of December 31, 2016, the accrued interest was $455.

On November 1, 2016, the Company executed a convertible promissory note with Eagle Equities, LLC (“Eagle”) for $25,000. The Company netted $23,000 due to legal fees of $2,000. The note has a conversion discount of 45% based on the lowest closing price of the 20 days prior to conversion. The Company recorded a debt discount of $25,000 and as of December 31, 2016, had recorded $4,110 of amortization. The note matures on November 1, 2017 and bears interest at 8%. As of December 31, 2016, the accrued interest was $334.

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

FREEDOM LEAF INC.

(f/k/a Arkadia International, Inc.)

Notes to Condensed Financial Statements

December 31, 2016

(unaudited)

On November 6, 2014, the Company merged with Freedom Leaf Inc., a private Nevada corporation (see Note 1). After the completion of the merger, there were 173,401,200 shares of common stock issued, issuable and outstanding.

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

FREEDOM LEAF INC.

(f/k/a Arkadia International, Inc.)

Notes to Condensed Financial Statements

December 31, 2016

(unaudited)

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

On October 17, 2016, the Company issued 268,167 shares of common stock and 268,167 warrants for common stock to Weintraub Law Group, LLC for the settlement of payables of $15,065.

On October 18, 2016, the Company issued 24,000 shares of common stock to William Guarino for consulting. The shares were valued at $0.095. Stock-based compensation of $2,280 was recorded.

On October 18, 2016, the Company issued 24,000 shares of common stock to Anthony Catalano for consulting. The shares were valued at $0.095. Stock-based compensation of $2,280 was recorded.

FREEDOM LEAF INC.

(f/k/a Arkadia International, Inc.)

Notes to Condensed Financial Statements

December 31, 2016

(unaudited)

On October 18, 2016, the Company issued 2,501,000 shares of common stock to Trends Investments, Inc. for consulting. The shares were valued at $0.095. Stock-based compensation of $237,595 was recorded.

On November 3, 2016, the Company sold 500,000 shares for $25,000 to PB, LLC. The shares were valued at $0.05.

On November 25, 2016, the Company issued 50,000 shares of common stock to Dr. Robert Melamede for consulting. The shares were valued at $0.14. Stock-based compensation of $7,000 was recorded.

On November 25, 2016, the Company issued 50,000 shares of common stock to Dr. David Barton for consulting. The shares were valued at $0.14. Stock-based compensation of $7,000 was recorded.

On November 2, 2016, the Company sold 500,000 shares for $30,000 to Reese. The shares were valued at $0.06. As of December 31, 2016, these shares had not been issued and were recorded as issuable.

On November 3, 2016, the Company sold 312,500 shares for $25,000 to Dorothy Herbst. The shares were valued at $0.08.

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

On November 2, 2015, the Company issued 1,000,000 warrants for common stock to Freedom Leaf Netherlands, b.v., in regards to a contemplated future transaction between the Company and Freedom Leaf Netherlands, b.v. The warrants mature on May 2, 2016. The exercise price is $0.02 and the warrant has a cashless exercise option. The warrants were valued at $0.20 per share, as defined in the section. The Company recorded an expense of $200,000. On May 2, 2016, Freedom Leaf Netherlands, b.v. exercised a cashless conversion of its 1,000,000 warrants for common stock of the Company into 889,868 shares of common stock of the Company.

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

FREEDOM LEAF INC.

(f/k/a Arkadia International, Inc.)

Notes to Condensed Financial Statements

December 31, 2016

(unaudited)

On October 17, 2016, the Company issued 268,167 shares of common stock and 268,167 warrants for common stock to Weintraub Law Group, LLC for the settlement of payables of $15,065.

On December 15, 2016, the Company and FLNL executed a license agreement (see Note 2). As part of the agreement, the Company provided FLNL with warrants to purchase up to 1,000,000 shares of common stock. The warrants have an exercise price of $0.05. The warrants can be exercised as follows: 250,000 warrants between June 2017 and August 2017; 250,000 warrants between September 2017 and November 2017; 250,000 warrants between December 2017 and February 2018, and; 250,000 warrants between March 2018 and May 2018. The warrants will be expensed according to their respective vesting schedule.

On December 15, 2016, the Company and FLI executed a license agreement (see Note 2). The Company provided FLI with warrants to purchase up to 1,000,000 shares of common stock. The warrants have an exercise price of $0.05. The warrants can be exercised as follows: 250,000 warrants between June 2017 and August 2017; 250,000 warrants between September 2017 and November 2017; 250,000 warrants between December 2017 and February 2018, and; 250,000 warrants between March 2018 and May 2018. The warrants will be expensed according to their respective vesting schedule.

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

On January 4, 2017, the Company sold 133,334 shares of common stock for $10,000 to Robert J. Kane at a price of $0.075 per share.

On January 9, 2017, the Company sold 166,667 shares of common stock for $10,000 to Robert J. Kane at a price of $0.06 per share.

On January 11, 2017, the Company sold 1,000,000 shares of common stock for $25,000 to Felipe Menezes at a price of $0.025 per share.

On January 11, 2017, the Company issued 90,000 shares of stock to one of the Company’s attorneys as settlement of payables of $7,312.

On January 16, 2017, the Company issued 1,000,000 warrants for common stock to Vincent Moreno for future consulting services. The warrants have an exercise price of $0.05 and expire in five years.

On January 18, 2017, the Company sold 1,000,000 shares of common stock for $25,000 to Felipe Menezes at a price of $0.025 per share. The stock was valued at $0.1009.

On January 30, 2017, the Company entered into an agreement with CorporateAds.com, LLC for services. The compensation provides a minimal $500 payment, 150,000 shares of common stock, and 150,000 warrants for common stock. The warrants have an exercise price of $0.10 per share with an expiration 18 months after issuance. The agreement is for 15 days and has an auto renewal feature for an additional 75 days. During the 75 day period, the Company will pay $500 for each additional 15 days. On February 1, 2017, both parties agreed to an addendum to the agreement to change the exercise price of $0.10 for the warrants to the following: 50,000 of the warrants have an exercise price of $0.10 per share; 50,000 of the warrants have an exercise price of $0.125 per share; and 50,000 of the warrants have an exercise price of $0.15 per share.

On February 1, 2017, the Incubation Agreement between PTP and the Company (see Note 2) was amended and modified for the following items: a) to provide 25% of the outstanding membership shares of PTP; b) require that the Patent be assigned to PTP; and c) acknowledge that the ownership rights have not been transferred to the Company as of February 1, 2017.

On February 13, 2017, Cowan provided the Company a loan for $60,000.

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

Company Overview

The Company was originally incorporated in Nevada under the name Arkadia International, Inc. on February 21, 2013.

On October 3, 2014, the Company experienced a change in control. Richard C. Cowan acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between Mr. Cowan and Vladimir and Galina Shekhtman (“Sellers”). On the closing date, October 3, 2014, pursuant to the terms of the agreements with the sellers, Cowan purchased from the Sellers 6,950,100 shares of the Company’s outstanding restricted common stock for $100,000, representing 93% of the then-outstanding common stock of the Company.

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

On November 6, 2014, the Company entered into a merger agreement (the “Merger Agreement”) with Freedom Leaf Inc., a Nevada corporation (the “Private Company”), and the Private Company’s officer and director, Clifford J. Perry (“Perry”), being the owner of record of all of the issued share capital of the Private Company (the “FL Stock”). Pursuant to the Merger Agreement, Perry received an aggregate of 83,401,200 shares (48.1%) of our common stock, the FL Stock was cancelled and the Private Company was merged into the Company. As a result of the merger, we assumed the operations of Freedom Leaf Inc., and there was a change of control of the Company.

Prior to the merger, we were a startup company that originally intended to engage in the business of the acquisition of in demand equipment, cars, and goods with the intent to resell these in the in the U.S. territories or export to overseas countries.

Since the merger, we have been devoting substantially all of our efforts to migrate to the news, arts and entertainment niche, with both “in print” and online publications.

We have had limited operations and have been issued a “going concern” opinion by our auditor, based upon our reliance on the sale of our securities as the primary source of funds for our future operations.

Plan of Operation

The Company is focused on being the premium national and international news source for the Cannabis/Industrial Hemp industry. Through our online and print media channels, our efforts are in dissemination of current legislation and legal news, arts and entertainment. Additional websites and online partnerships are in the development stage that are intended to give the Freedom Leaf brand greater exposure. The Company generates revenue from paid advertising on both online and print publications as well as consulting fees and incubator fees for companies that want to participate in the Cannabis/Industrial Hemp industry. Another segment of income generation by the Company is brand management for both profit and non-profit organizations. An example is the contract with NORML which was entered into on May 26, 2015. This contract authorizes the Company to undertake all of the commercial activities of NORML, earning income for both the non-profit and the Company. The Company also sells licenses to use the Freedom Leaf brand in different countries and states. As of the date of this report, we have entered into two license agreements: for Spain and Portugal, and for The Netherlands.

Results of Operations

For the Three Months Ended December 31, 2016 and 2015

Revenues

Our revenue was $448,566 for the three months ended December 31, 2016, compared to $16,555 for the three months ended December 31, 2015. The increase was primarily due to license fee revenue.

Operating Expenses

Direct costs of revenues were $46,099 and $21,224 for the three months ended December 31, 2016 and 2015, respectively.

For the three months ended December 31, 2016 our general and administrative expenses and marketing and selling expenses were $472,657 compared to $1,877,702 for the three months ended December 31, 2015 resulting in a decrease of $1,405,045, contributable primarily to stock-based compensation of $276,292 for the three months ended December 31, 2016, compared to $1,829,000 for the three months ended December 31, 2015. As a result, net loss was $111,361 for the three months ended December 31, 2016, compared to net loss of $1,897,621 for the three months ended December 31, 2015.

For the Six Months Ended December 31, 2016 and 2015

Revenues

Our revenue was $569,120 for the six months ended December 31, 2016, compared to $31,650 for the six months ended December 31, 2015. The increase was primarily due to licensing fee revenue of $536,864 for 2016.

Operating Expenses

Direct costs of revenues were $71,364 and $62,533 for the six months ended December 31, 2016 and 2015, respectively. The decrease in direct costs of revenues, as a percent of revenue, was primarily due to increasing licensing fee revenue.

For the six months ended December 31, 2016, our general and administrative expenses and marketing and selling expenses were $924,328 compared to $1,991,018 for the six months ended December 31, 2015, resulting in a decrease of $1,066,690, contributable primarily to stock-based compensation of $533,192 for the six months ended December 31, 2016, compared to $1,829,000 for the six months ended December 31, 2015. As a result, net loss was $513,253 for the six months ended December 31, 2016, compared to net loss of $2,041,787 for the six months ended December 31, 2015.

Liquidity and Capital Resources

Overview

As of December 31, 2016, the Company had $3,969 in cash. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $50,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees.

Liquidity and Capital Resources during the six months ended December 31, 2016 compared to the six months ended December 31, 2015

We used cash in operations of $174,349 for the six months ended December 31, 2016 compared to cash used in operations of $76,708 for the six months ended December 31, 2015. The negative cash flow from operating activities for the six months ended December 31, 2016 is attributable to the Company's net loss from operations of $513,253 primarily due to the issuance of common stock for services. Cash provided by operations for the six months ended December 31, 2015 is attributable to the Company's net loss of $2,041,787 offset primarily by increase in prepaid expenses offset by increase in accounts payable to related parties.

We used cash in investing or financing activities of $3,271 and $3,460 for the six months ended December 31, 2016 and 2015.

We had cash provided by financing activities of $179,831 for the six months ended December 31, 2016, compared to $81,000 for the same period in 2015.

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

Going Concern

The Company has generated limited revenues for the six months ended December 31, 2016 of $569,120, has recurring net losses for the six months ended December 31, 2016 of $513,253, and working capital as of December 31, 2016 of $40,627, and used cash in operations of $174,352 for the six months ended December 31, 2016. In addition, as of December 31, 2016, the Company had a stockholders’ deficit and accumulated deficit of $97,356 and $4,523,591, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1, “Summary of Significant Accounting Policies” in our audited financial statements for the year ended June 30, 2016, included in our Annual Report on Form 10-K as filed on October 7, 2016, for a discussion of our critical accounting policies and estimates.

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

Adjusted Net Loss	For the Six Months Ended
	December 31,
	2016	2015
Net loss	$(513,253)	$(2,041,787)
Beneficial conversion feature expense	(61,712)	(15,771)

Adjusted net loss	$(451,541)	$(2,026,016)

Weighted average shares outstanding
- basic and diluted	96,455,096	177,830,195

Adjusted basic and diluted net loss per share	$(0.00)	$(0.01)

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

Adjusted EBITDA	For the Six Months Ended
	December 31,
	2016	2015
Net loss from operations	$(513,253)	$(2,041,787)
Interest expense	(5,250)	(1,274)
Amortization	(370)	(242)
Stock-based compensation	(533,192)	(1,829,000)
Beneficial conversion feature expense	(61,712)	(15,771)

Adjusted EBITDA	$87,271	$(195,500)

Weighted average shares outstanding
- basic and diluted	96,455,096	177,830,195

Adjusted basic and diluted net loss per share	$0.00	$(0.00)

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

Changes in Internal Control Over Financial Reporting

There are no changes in our internal controls over financial reporting other than as described elsewhere herein.

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

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ending December 31, 2016, the Company issued the following unregistered securities. These securities were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, Regulation D promulgated thereunder as there was no general solicitation, and the transactions did not involve a public offering.

On October 17, 2016, the Company issued 268,167 shares of common stock and 268,167 warrants for common stock to Weintraub Law Group, LLC for the settlement of payables of $15,065.

On October 18, 2016, the Company issued 24,000 shares of common stock to William Guarino for consulting.

On October 18, 2016, the Company issued 24,000 shares of common stock to Anthony Catalano for consulting.

On October 18, 2016, the Company issued 2,501,000 shares of common stock to Trends Investments, Inc. for consulting.

On November 3, 2016, the Company sold 500,000 shares for $25,000 to PB, LLC.

On November 25, 2016, the Company issued 50,000 shares of common stock to Dr. Robert Melamede for consulting.

On November 25, 2016, the Company issued 50,000 shares of common stock to Dr. David Barton for consulting.

On November 2, 2016, the Company sold 500,000 shares for $30,000 to Reese.

On November 3, 2016, the Company sold 312,500 shares for $25,000 to Dorothy Herbst.

On December 15, 2016, the Company and Freedom Leaf Netherlands, B.V. (“FLNL”) executed a license agreement. As part of the agreement, the Company provided FLNL with warrants to purchase up to 1,000,000 shares of common stock.

On December 15, 2016, the Company and Freedom Leaf Iberia, B.V. (“FLI”) executed a license agreement. As part of the agreement, the Company provided FLI with warrants to purchase up to 1,000,000 shares of common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1, filed on July 22, 2013)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1, filed on July 22, 2013)
3.3	Articles of Merger (incorporated by reference to our Current Report on Form 8-K, filed on February 25, 2015)
3.4	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K, filed on June 9, 2016)
10.1	Merger Agreement dated November 6, 2014 (incorporated by reference to our Form 10-Q/A for the period ended December 31, 2014, filed on September 11, 2015)
10.2	Audit for the Period Ended November 6, 2014 of Freedom Leaf Inc., the private company (incorporated by reference to our Form 10-Q/A for the period ended December 31, 2014, filed on September 10, 2015)
31 (1)	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32 (1)	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________

(1) Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Freedom Leaf Inc.

Dated: February 17, 2017	By: /s/ Clifford J. Perry
Clifford J. Perry
Chief Executive Officer and Chief Financial Officer

