Form 10-Q
period 2017-03-31
Freedom Leaf Inc.
filed 2017-05-22
CIK 1581545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-55687

FREEDOM LEAF INC.

(Exact name of Registrant as specified in its charter)

Nevada	46-2093679
(State of incorporation)	(IRS Employer ID Number)

3571 E. Sunset Road, Suite 420

Las Vegas, Nevada 89120

877-442-0411

(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 15, 2017, there were 105,171,035 shares of common stock, par value $0.001 per share issued, issuable, and outstanding.

FREEDOM LEAF, INC.

FORM 10-Q

MARCH 31, 2017

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FREEDOM LEAF, INC.

Condensed Balance Sheets

	March 31,	June 30,
	2017	2016
	(unaudited)
ASSETS

Current assets
Cash	$6,051	$1,758
Accounts receivable	–	500
Inventory	–	2,465
Other receivable	401,685	2,399
Total current assets	407,736	7,122

Intangible assets, net	10,990	7,464
Other assets	233,375	3,584

Total assets	$652,101	$18,170

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Convertible notes payable, net of discount	$38,112	$44,521
Notes payable	2,450	–
Accounts payable	14,831	46,936
Accounts payable to related parties	–	10,000
Accrued expenses	117,585	29,853
Accrued expenses to related parties	158,405	45,000
Derivative liabilities	23,918	–

Total current liabilities	355,301	176,310

Long-term liabilities
Payable to related party	203,190	126,250

Total long-term liabilities	203,190	126,250

Total liabilities	558,491	302,560

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized Series A preferred stock, 1,000,000 shares authorized, 948,022 shares issued and outstanding at March 31, 2017 and June 30, 2016, respectively	948	948
Common stock, $0.001 par value, 500,000,000 shares authorized, 105,171,035 and 94,438,650 shares issued, issuable, and outstanding at March 31, 2017 and June 30, 2016, respectively	105,171	94,439
Additional paid-in capital	4,536,837	3,800,699
Unearned stock compensation	–	(170,137)
Accumulated deficit	(4,549,346)	(4,010,338)
Total stockholders' equity (deficit)	93,610	(284,390)

Total liabilities and stockholders' equity (deficit)	$652,101	$18,170

See accompanying notes to unaudited condensed financial statements.

FREEDOM LEAF, INC.

Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2017	2016	2017	2016

Revenue, net	$254,084	$68,762	$823,204	$100,412

Operating expenses
Direct costs of revenue	17,428	33,865	88,792	96,398
General and administrative (includes stock-based compensation of $83,750 and $160,000 for the three months ended March 31, 2017 and 2016, respectively, and $616,942 and $1,969,000 for the nine months ended March 31, 2017 and 2016, respectively.)	247,578	462,296	1,171,906	2,453,314
Marketing and selling	12,600	1,974	32,319	4,815

Operating loss	(23,522)	(429,373)	(469,813)	(2,454,115)

Other income (expense)
Interest expense	(6,026)	(2,394)	(11,276)	(3,668)
Change in fair value of embedded conversion features	(2,905)	–	(2,905)	–
Beneficial conversion feature	5,253	(27,277)	(55,014)	(43,048)

Net loss	$(27,200)	$(459,044)	$(539,008)	$(2,500,831)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	102,022,698	183,829,167	98,283,870	179,945,164

See accompanying notes to unaudited condensed financial statements.

FREEDOM LEAF, INC.

Statements of Cash Flows

For the Nine Months Ended March 31,

(unaudited)

	2017	2016
Cash flows from operating activities:
Net loss	$(539,008)	$(2,500,831)
Adjustments to reconcile net loss to net cash used in operations:
Amortization of intellectual properties	370	381
Beneficial conversion feature	55,014	43,048
Issuance of common stock for services	616,942	1,969,000
Unearned stock compensation	–	(320,137)
Change in fair value of embedded conversion features	2,905	–
Bad debt expense	(1,500)	–
Issuance of warrants for services	–	500,000
Changes in operating assets and liabilities:
Accounts receivable	500	(3,451)
Inventory	2,465	–
Other receivable	(399,286)	–
Other assets	(229,791)	–
Accounts payable	77,353	38,078
Accounts payable to related parties	(10,000)	(27,466)
Accrued expenses	87,732	964
Accrued expenses to related parties	113,405	81,026
Net cash used in operating activities	(222,898)	(219,388)

Cash flows used in investing activities
Intangible asset acquired	(3,897)	(3,235)
Net cash used in investing activities	(3,897)	(3,235)

Cash flows from financing activities:
Proceeds from capital contributed	28,148	70,500
Proceeds from related party	76,940	–
Proceeds from sale of common stock	80,000	10,000
Proceeds from notes payable	46,000	142,500
Net cash provided by financing activities	231,088	223,000

Net increase in cash	4,293	377

Cash at beginning of period	1,758	901

Cash at end of period	$6,051	$1,278

Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$–

Cash paid for taxes	$–	$–

Non-cash investing and financing activities:
Conversion of debt into common stock	$115,065	$–
Conversion of common stock into licensing agreement	$25,000	$–
Derivatives liability	$23,918	$–

See accompanying notes to unaudited condensed financial statements.

FREEDOM LEAF INC.

Notes to Condensed Financial Statements

March 31, 2017

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

Nature of Operations

The Company is focused on being the premium national and international news source for the Cannabis/Industrial Hemp industry. Through our online and print media channels, our efforts are in dissemination of current legislation and legal news, arts and entertainment. Additional websites and online partnerships are in the development stage that are intended to give the Freedom Leaf brand greater exposure. The Company generates revenue from paid advertising on both online and print publications as well as consulting fees and incubator fees for companies that want to participate in the Cannabis/Industrial Hemp industry. Another segment of income generation by the Company is brand management for both profit and non-profit organizations. An example is the contract with NORML which was entered into on May 26, 2015. This contract authorizes the Company to undertake all of the commercial activities of NORML, earning income for both the non-profit and the Company. The Company also sells licenses to use the Freedom Leaf brand in different countries and states. We have entered into two license agreements: for Spain and Portugal, for The Netherlands, and for Florida.

Basis of Presentation

The accompanying unaudited condensed financial statements of Freedom Leaf Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended March 31, 2017 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2017. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Form 10-K for the year ended June 30, 2016 filed on October 7, 2016 and Management’s Discussion and Analysis of Financial Condition and Results of Operations therein.

FREEDOM LEAF INC.

Notes to Condensed Financial Statements

March 31, 2017

(unaudited)

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

We currently measure and report at fair value our intangible assets (due to our impairment analysis) and derivative liabilities. The fair value of intangible assets has been determined using the present value of estimated future cash flows method. The fair value of derivative liabilities is measured using the Black-Scholes option pricing method. The following table summarizes our non-financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017:

	Balance at December 31,	Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
	2016	Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Trademarks	$12,244	$–	$–	$12,244
Total Financial Assets	$12,244	$–	$–	$12,244

Following is a summary of activity through March 31, 2017 of the fair value of intangible assets valued using Level 3 inputs:

		Accumulated
	Asset	Amortization	Net
Intangibles - June 30, 2016	$8,148	$(684)	$7,464
Additions	4,096	–	4,096
Amortization	–	(570)	(570)
Intangibles - March 31, 2017	$12,244	$(1,254)	$10,990

FREEDOM LEAF INC.

Notes to Condensed Financial Statements

March 31, 2017

(unaudited)

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis at March 31, 2017:

	Balance at March 31, 2017	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative Liabilities	$23,918	$–	$–	$23,918
Total Financial Assets	$23,918	$–	$–	$23,918

Following is a summary of activity through March 31, 2017 of the fair value of derivative liabilities valued using Level 3 inputs:

Balance at June 30, 2016	$–
Note inception date fair value	21,013
Change in fair value during 2017	2,905
Balance at March 31, 2017	$23,918

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

Going Concern

The accompanying financial statements and the factors within it, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the substantial doubt of the Company to continue as a going concern for a reasonable period of time. The Company sustained net losses of $539,008 and cash used in operating activities of $222,898 for the nine months ended March 31, 2017. The Company had working capital, stockholders’ equity and accumulated deficit of $52,435, $93,610 and $4,549,346, respectively, at March 31, 2017. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

FREEDOM LEAF INC.

Notes to Condensed Financial Statements

March 31, 2017

(unaudited)

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses, total assets, or stockholders’ equity as previously reported.

Development Stage Company

Since inception, the Company became a “development stage company” as defined in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 915 “Development Stage Entities.” On June 10, 2014, the FASB issued authoritative guidance which eliminates the concept of a development stage entity. The incremental reporting requirements for presenting the development stage operations and cash flows since inception will no longer apply to development stage entities. The amendments of Topic 915 are to be applied retrospectively and are effective for fiscal years beginning after December 15, 2014. The Company has elected early adoption of this guidance effective with the filing of its previous quarterly report.

On November 6, 2014, the Company merged with Freedom Leaf Inc., a private Nevada corporation. The Company changed its name from Arkadia International, Inc., to Freedom Leaf Inc. As a result of the merger, the private company was dissolved. See Note 2 for related discussion.

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares which may dilute future earnings per share consist of convertible notes and warrants convertible into 6,172,169 common shares as of March 31, 2017. Equivalent shares are not utilized when the effect is anti-dilutive.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of March 31, 2017.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting pronouncements as issued. No new pronouncements had any material effect on these unaudited financial statements. The accounting pronouncements issued subsequent to the date of these unaudited financial statements that were considered significant by management were evaluated for the potential effect on these unaudited financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these unaudited financial statements as presented and does not anticipate the need for any future restatement of these unaudited financial statements because of the retro-active application of any accounting pronouncements issued subsequent to March 31, 2017 through the date these unaudited financial statements were issued.

Revenue Recognition

The Company recognizes revenue for our services in accordance with ASC 605-10, “Revenue Recognition in Financial Statements.” Under these guidelines, revenue is recognized on transactions when all of the following exist: persuasive evidence of an arrangement did exist, delivery of service has occurred, the sales price to the buyer is fixed or determinable and collectability is reasonably assured. The Company has no revenue streams at this time.

Income Taxes

The Company adopted the provisions of ASC 740-10, “Accounting for Uncertain Income Tax Positions.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of March 31, 2017, tax years 2012 - 2016 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

FREEDOM LEAF INC.

Notes to Condensed Financial Statements

March 31, 2017

(unaudited)

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

Licensing Rights

On February 8, 2016, the Company and Freedom Leaf Netherlands, B.V. (“FLNL”), a company located in the Netherlands, executed a Memorandum of Understanding (“MOU”), wherein the Company granted FLNL a right of first refusal to license certain rights from the Company described below in exchange for a payment of $25,000, and the parties agreed to negotiate a definite license agreement for such rights with the terms of the definitive agreement incorporating the material terms set forth in the MOU. Such rights include FLNL’s rights to use various trademarks of the Company, primarily “Freedom Leaf,” and other related rights, for use in the Netherlands by FLNL, including FLNL’s right to publish a Freedom Leaf magazine in the Netherlands, sell Freedom Leaf products and perform other activities related to the business of the Company. FLNL is a shareholder (common stock and warrants to purchase additional common stock) of the Company. On December 15, 2016, the Company and FLNL executed the license agreement. The agreement provided for a licensing fee of $250,000 with a payment schedule as follows: $70,869 which has been paid from the date of the MOU until the date of the agreement; $25,000 payment every two months, commencing on April 10, 2017 with the last payment on April 10, 2018, and a final payment of $4,131 on June 10, 2018. As the Company is allowing for progress payments, the balance is shown net of imputed interest on the balance sheet. The Company also provided FLNL with warrants to purchase up to 1,000,000 shares of common stock. The warrants have an exercise price of $0.05. The warrants can be exercised as follows: 250,000 warrants between June 2017 and August 2017; 250,000 warrants between September 2017 and November 2017; 250,000 warrants between December 2017 and February 2018; and 250,000 warrants between March 2018 and May 2018. See Note 6.

On December 15, 2016, the Company and Freedom Leaf Iberia, B.V. (“FLI”), a company incorporated under the laws of the Netherlands, executed a license agreement. The licensing agreement provides FLI the distribution rights to the Company’s magazine and other “Freedom Leaf” branded merchandise. The territory of the agreement is Spain and Portugal. The agreement provided for a license fee of $250,000 payable to the Company. The payment schedule provides for a $25,000 payment every two months, beginning on April 20, 2017, concluding on April 20, 2018, with a final payment of $75,000 on June 20, 2018. As the Company is allowing for progress payments, the balance is shown net of imputed interest on the balance sheet. The Company also provided FLI with warrants to purchase up to 1,000,000 shares of common stock. The warrants have an exercise price of $0.05. The warrants can be exercised as follows: 250,000 warrants between June 2017 and August 2017; 250,000 warrants between September 2017 and November 2017; 250,000 warrants between December 2017 and February 2018; and 250,000 warrants between March 2018 and May 2018. See Note 6.

FREEDOM LEAF INC.

Notes to Condensed Financial Statements

March 31, 2017

(unaudited)

On March 31, 2017, the Company entered into a license agreement with BBD Healthcare Strategies, LLC, a Florida limited liability company (“BBDHS”), pursuant to which BBDHS received distribution rights to the Company’s magazine and other “Freedom Leaf” branded merchandise for the State of Florida, in consideration of (1) a license fee of $250,000, paid $25,000 at execution, and $25,000 due August 2017, October 2017, December 2017, February 2018, March 2018, April 2018, May 2018 and concluding June 2018, with a final payment of $50,000, (2) ongoing royalties of 5% for sales of Company merchandise purchased from the Company, (3) ongoing royalties of 10% for sales of Company merchandise purchased from a third party supplier, and (4) ongoing royalties of 33% for Company seminars and conferences. As the Company is allowing for progress payments, the balance is shown net of imputed interest on the balance sheet. The Company also provided BBDHS with warrants to purchase 1,200,000 shares of Company common stock at an exercise price of $0.05, exercisable as follows: 240,000 shares between September 1, 2017 and October 31, 2017, 240,000 shares between November 1, 2017 and December 31, 2017, 240,000 shares between January 1, 2018 and February 28, 2018, 240,000 shares between March 1, 2018 and May 30, 2018, and 240,000 shares between June 1, 2018 and July 30, 2018. See Note 6.

Incubation Agreement

On January 18, 2016, the Company and Plants to Paper, LLC (“PTP”), a New Jersey limited liability company, executed an Incubation Agreement. PTP owned the patent pending application 62/245,153 (the “Patent”) with the title being “Rolling Papers and Blunt Wraps made from 100% Marijuana.” PTP agreed to transfer its ownership rights in the patent application to the Company, as well as PTP’s Medical Marijuana / Cannabis / Hemp Industry Incubator program. The Company agreed to supply management services and to fund the early stage development of PTP. The Incubation Agreement is for a period of twelve months. PTP will provide the Company with 20% of the outstanding membership shares of PTP in exchange for its services. The costs of patent registrations in the United States and other countries will be the liability of PTP. As of March 31, 2017, PTP had no activity. On February 1, 2017, the Agreement was modified for the following items: a) to provide 25% of the outstanding membership shares of PTP; b) require that the Patent be assigned to PTP; and c) acknowledge that the ownership rights have not been transferred to the Company as of February 1, 2017.

Sales Representation Contract

On December 22, 2016, the Company and NuAxon BioScience, Inc. (“NuAxon”), a Delaware corporation, executed a Sales Representation Contract. NuAxon is a manufacturer and distributor for bulk extracts, Rebel Herbs brand products, and Intelligence Tree brand products. The contract appoints the Company as NuAxon’s sales representative worldwide. The contract is for a period of one year and shall automatically renew for successive terms of the same duration. The contract provides a commission for sales by the Company at rates as follows: a) bulk extracts is 9% with a 2% bonus on annual sales above $500,000; b) Rebel Herbs and Intelligence Tree brand products is 10% with a 3% bonus on annual sales above $1,000,000. As of March 31, 2017, there have been no sales or commissions earned.

Equipment Sales Representative Contract

On December 22, 2016, the Company and NuAxon executed an Equipment Sales Representative Contract. NuAxon is a manufacturer and distributor for extraction equipment. The contract appoints the Company as NuAxon’s equipment sales representative worldwide. The contract is for a period of one year and shall automatically renew for successive terms of the same duration. The contract provides a commission for sales by the Company at various rates ranging from 3% to 10%, dependent on the cumulative annual sales. On March 15, 2017, the Company entered into an Exclusive Distribution Agreement with NuAxon to sell NuAxon’s CO2 extraction equipment pursuant to which the Company would be paid increasing commissions depending on gross sales of the equipment. On March 16, 2017, the Company issued a purchase order (the “Purchase Order”) to NuAxon to purchase extraction equipment for one of the Company’s customers. As of March 31, 2017, there were sales of $210,000.

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

FREEDOM LEAF INC.

Notes to Condensed Financial Statements

March 31, 2017

(unaudited)

Future minimum lease payments under these leases are as follows:

2017	$5,982
2018	23,928
2019	18,943

Total	$48,853

Rent expense for the nine months ended March 31, 2017 and 2016 was $28,021 and $31,721, respectively.

NOTE 4 – RELATED PARTIES

Richard C. Cowan (“Cowan”), a director and former officer of the Company, has payables and accruals due to him of $203,190 and $100,000 as of March 31, 2017 and June 30, 2016, respectively. The payable, as agreed upon, is greater than one year, without any other set terms for repayment. Imputed interest is immaterial.

Clifford J. Perry (“Perry”), Chief Executive officer, Chief Financial Officer, and a director of the Company, has payables and accruals due to him of $116,405 and $34,500 as of March 31, 2017 and June 30, 2016, respectively. Imputed interest is immaterial.

Raymond P. Medeiros (“Medeiros”), a director of the Company, has payables and accruals due to him of $42,070 and $10,500 as of March 31, 2017 and June 30, 2016, respectively. Imputed interest is immaterial.

A shareholder of the Company is owed $0 and $10,000 as of March 31, 2017 and June 30, 2016, respectively.

On May 25, 2016, Perry converted 68,401,200 shares of common stock into 684,012 shares of Series A preferred stock. See Note 6.

On May 25, 2016, Cowan converted 26,401,000 shares of common stock into 264,010 shares of Series A preferred stock. See Note 6.

On June 30, 2016, Cowan converted $225,892 of payables and accruals into 2,226,154 shares of common stock. The conversion was at a 50% discount or $0.09 per share. As of March 31, 2017, these shares had not been issued and were recorded as issuable. The shares were issued in May 2017. See Note 6.

NOTE 5 – CONVERTIBLE NOTES PAYABLE, NET OF PREMIUMS AND NOTES PAYABLE

Convertible notes payable, all classified as current at March 31, 2017, consist of the following:

Convertible notes, net of discounts and notes payable
	March 31, 2017			June 30, 2016
			Principal,			Principal,
		Debt	net of		Debt	net of
	Principal	Discounts	Discounts	Principal	Discounts	Discounts
Swiss Allied Trust, Inc. (a)	$–	$–	$–	$50,000	$(24,794)	$25,206
Swiss Allied Trust, Inc. (a)	–	–	–	50,000	(30,685)	19,315
Adar Bays, LLC (a)	25,000	(4,799)	20,201	–	–	–
Eagle Equities, LLC (a)	25,000	(7,089)	17,911	–	–	–

Total	$50,000	$(11,888)	$38,112	$100,000	$(55,479)	$44,521

(a) Convertible

On July 7, 2015, the Company executed a convertible promissory note for $5,000 with Bruce Perlowin. The note is for one year, 12% interest rate, and convertible at $0.10 per share. The current price at that date was $0.085, which is less than the conversion price. The stock price for our common stock as of September 30, 2015 was $0.40. Our common stock is thinly traded therefore our price, as management has determined, is not indicative of our valuation. In October 2015, the Company issued common stock for services to unrelated parties and the common stock was values at $0.20, therefore, the $0.20 was used for valuation purposes for this note. A beneficial conversion feature of $5,000 was recorded and subsequently amortized. The Company has recorded accrued interest of $467 as of March 31, 2017. On April 15, 2016, Mr. Perlowin converted the principal of this promissory note into 50,000 shares of common stock (see Note 6). The accrued interest was not converted.

FREEDOM LEAF INC.

Notes to Condensed Financial Statements

March 31, 2017

(unaudited)

On August 12, 2015, the Company executed a convertible promissory note for $5,000 with Bruce Perlowin. The note is for one year, 12% interest rate, and convertible at $0.10 per share. The current price at that date was $0.10, which is less than the conversion price. The stock price for our common stock as of September 30, 2015 was $0.40. Our common stock is thinly traded therefore our price, as management has determined, is not indicative of our valuation. In October 2015, the Company issued common stock for services to unrelated parties and the common stock was values at $0.20, therefore, the $0.20 was used for valuation purposes for this note. A beneficial conversion feature of $5,000 was recorded and subsequently amortized. The Company has recorded accrued interest of $408 as of March 31, 2017. On April 15, 2016, Mr. Perlowin converted the principal of this promissory note into 50,000 shares of common stock (see Note 6). The accrued interest was not converted.

On August 20, 2015, the Company executed a convertible promissory note for $12,500 with Svetlana Ogorodnikova. The note matures on February 19, 2016, 12% interest rate, and convertible at $0.10 per share. The current price at that date was $0.085, which is less than the conversion price. The stock price for our common stock as of December 31, 2015 was $0.40. Our common stock is thinly traded therefore our price, as management has determined, is not indicative of our valuation. In October 2015, the Company issued common stock for services to unrelated parties and the common stock was values at $0.20, therefore, the $0.20 was used for valuation purposes for this note. A beneficial conversion feature of $12,500 was recorded and subsequently amortized. The Company has recorded accrued interest of $986 as of March 31, 2017. On February 19, 2016, Ms. Ogorodnikova granted the Company an extension on the due date to June 30, 2016. On April 15, 2016, Ms. Ogorodnikova converted the principal of this promissory note into 125,000 shares of common stock (see Note 6). The accrued interest was not converted.

On December 14, 2015, the Company executed a convertible promissory note for $100,000 with Swiss Allied Trust, Inc. (“Swiss Allied”). The note has two funding dates; December 14, 2015 and January 15, 2016, each for $50,000. On January 26, 2016, the Company received $50,000 from Swiss Allied as the second tranche of the convertible promissory note. The term on each installment is for one year from the date of receipt of each tranche. Each installment is recorded and presented separately. For the initial tranche of $50,000, the Company recorded a beneficial conversion feature of $50,000 and, as of March 31, 2016, $14,795 was amortized. A beneficial conversion feature of $50,000 was recorded and, as of March 31, 2016, $8,904 has been amortized. For the initial tranche, the Company has recorded accrued interest of $3,211 as of March 31, 2017. For the second tranche, the Company has recorded accrued interest of $2,739 as of March 31, 2017. The beneficial conversion features were calculated on the conversion price of $0.005, as further discussed below. The Company maintained the common stock to be valued at $0.20, as discussed in prior notes, as the Company’s common stock continues to be thinly traded. Additionally, the Company issued Swiss Allied four warrants as an incentive to the note, each for 20,000,000 shares of the Company’s common stock, for a total of 80,000,000 warrants. On March 10, 2017, Swiss Allied and the Company entered into an agreement to convert all outstanding balances due to Swiss Allied into 3,000,000 shares of common stock.

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

On October 10, 2016, the Company executed a collateralized secured promissory note with Adar Bays, LLC (“Adar”) for $25,000. The Company netted $23,000 due to legal fees of $2,000. The note has a conversion discount of 45% based on the lowest closing price of the 20 days prior to conversion. The Company recorded a debt discount of $25,000 and as of March 31, 2017, had recorded $11,712 of amortization. The note matures on October 10, 2017 and bears interest at 8%. As of March 31, 2017, the accrued interest was $1,320. On April 6, 2017, the Company prepaid Adar $38,400 for full settlement of this note (see Note 8).

FREEDOM LEAF INC.

Notes to Condensed Financial Statements

March 31, 2017

(unaudited)

On November 1, 2016, the Company executed a collateralized secured promissory note with Eagle Equities, LLC (“Eagle”) for $25,000. The Company netted $23,000 due to legal fees of $2,000. The note has a conversion discount of 45% based on the lowest closing price of the 20 days prior to conversion. The Company recorded a debt discount of $25,000 and as of March 31, 2017, had recorded $10,274 of amortization. The note matures on November 1, 2017 and bears interest at 8%. As of March 31, 2017, the accrued interest was $1,100. On April 26, 2017, Eagle sold its convertible note to PureEnergy 714 LLC with no change in terms (see Note 8).

NOTE 6 – STOCKHOLDERS’ DEFICIT

Series A Preferred Stock

On May 24, 2016, the Board of Directors of the Company authorized amending the Company’s Articles of Incorporation to authorize 10,000,000 shares of “blank check” preferred stock and designating 1,000,000 of the shares as Series A Preferred Stock. Each share of the Series A Preferred Stock is entitled to 500 votes and is convertible into 100 shares of common stock.

On May 25, 2016, Perry converted 68,401,200 shares of common stock into 684,012 shares of Series A preferred stock. See Note 4.

On May 25, 2016, Cowan converted 26,401,000 shares of common stock into 264,010 shares of Series A preferred stock. See Note 4.

Common Stock

The Company was authorized to issue up to 75,000,000 shares of common stock, par value $0.001 per share. On January 21, 2015, the Company increased its authorized capital to 500,000,000 shares of common stock. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

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

FREEDOM LEAF INC.

Notes to Condensed Financial Statements

March 31, 2017

(unaudited)

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

On May 2, 2016, Freedom Leaf Iberia, B.V. exercised a cashless conversion of its 1,000,000 warrants for common stock of the Company into 889,868 shares of common stock of the Company. As of June 30, 2016, the stock was not issued therefore recorded as issuable.

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

On May 25, 2016, Perry converted 68,401,200 shares of common stock into 684,012 shares of Series A preferred stock. See Note 4.

On May 25, 2016, Cowan converted 26,401,000 shares of common stock into 264,010 shares of Series A preferred stock. See Note 4.

On June 30, 2016, Cowan converted $225,892 of payables and accruals into 2,226,154 shares of common stock. The conversion was at a 50% discount or $0.09 per share. As of June 30, 2016, these shares had not been issued and were recorded as issuable. See Note 4.

On June 30, 2016, the Company determined that on February 15, 2016, there was a duplicate issuance to an entity, as they were already issued on October 12, 2015. The Company cancelled 200,000 shares on June 30, 2016, thereby reducing the stock-based compensation previously recorded by $40,000.

FREEDOM LEAF INC.

Notes to Condensed Financial Statements

March 31, 2017

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

On January 11, 2017, the Company issued 90,000 shares of common stock to one of the Company’s attorneys as settlement of payables of $7,312. The shares were valued at $0.1122.

On January 18, 2017, the Company sold 1,000,000 shares of common stock for $25,000 to Felipe Menezes at a price of $0.025 per share.

On January 30, 2017, the Company entered into an agreement with CorporateAds.com, LLC for services. The compensation provides a minimal $500 per week payment, 150,000 shares of common stock, and 150,000 warrants for common stock. The warrants have an exercise price of $0.10 per share with an expiration 18 months after issuance. The agreement is for 15 days and has an auto renewal feature for an additional 75 days. During the 75-day period, the Company will pay $500 for each additional week. On February 1, 2017, both parties agreed to an addendum to the agreement to change the exercise price of $0.10 for the warrants to the following: 50,000 of the warrants have an exercise price of $0.10 per share; 50,000 of the warrants have an exercise price of $0.125 per share; and 50,000 of the warrants have an exercise price of $0.15 per share.

On March 10, 2017, the Company issued 3,000,000 shares of common stock to Swiss Allied, as a conversion of notes payable of $100,000. The shares were valued $0.07.

FREEDOM LEAF INC.

Notes to Condensed Financial Statements

March 31, 2017

(unaudited)

On March 15, 2017, the Company issued 211,267 shares of common stock to one of the Company’s attorneys as settlement of payables of $7,000. The shares were valued at $0.0699.

On March 17, 2017, the Company issued 224,000 shares of common stock to a consultant of the Company as settlement of payables of $11,230. The shares were valued at $0.0736.

On March 29, 2017, the Company issued 211,267 shares of common stock to a consultant of the Company as settlement of payables of $15,000. The shares were valued at $0.0585.

Warrants

On November 2, 2015, the Company issued 1,000,000 warrants for common stock to Freedom Leaf Iberia, B.V., in regards to a contemplated future transaction between the Company and Freedom Leaf Iberia, B.V. The warrants mature on May 2, 2016. The exercise price is $0.02 and the warrant has a cashless exercise option. The warrants were valued at $0.20 per share, as defined in the section. The Company recorded an expense of $200,000. On May 2, 2016, Freedom Leaf Iberia exercised a cashless conversion of its 1,000,000 warrants for common stock of the Company into 889,868 shares of common stock of the Company.

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

On December 14, 2015, the Company executed a convertible promissory note for $100,000 with Swiss Allied (see Note 5). The Company issued Swiss Allied four warrants as an incentive to the note, each for 20,000,000 shares of the Company’s common stock, for a total of 80,000,000 warrants. Each warrant has an exercise price of $0.005 per share. The four warrants, each for 20,000,000 shares of common stock, mature on March 31, 2016, June 30, 2016, October 31, 2016, and March 31, 2017, respectively. The warrants, as an incentive to the note, should have a beneficial conversion feature. As the note’s beneficial conversion feature is at the maximum, there is no beneficial conversion feature to record. If Swiss Allied exercises all warrants, the Company would receive an additional $400,000 for said shares of common stock. If Swiss Allied does not exercise all 80,000,000 warrants, by the maturation dates, as described herein, the exercise price shall be adjusted to $0.06, an increase of $0.055 per share as a penalty, which is payable to the Company at the time Swiss Allied requests to have the Rule 144 restriction removed. The interest rate for each loan tranche is 8% and is accrued with a payment date of December 15, 2016 for the first tranche and January 15, 2017 for the second tranche. The conversion price for the $100,000, which may happen any time prior to December 14, 2016, shall be the greater of $0.03 or 50% of the lowest closing price on the primary trading market on which the Company’s common stock is quoted for the five trading days immediately prior to, but not including, the conversion date, assuming that Swiss Allied has not exercised all 80,000,000 warrants for common stock. The conversion price for the $100,000, assuming that Swiss Allied has exercised all 80,000,000 warrants for common stock, shall be $0.005 per share. Swiss Allied has a right of first refusal on any future funding to the Company. Swiss Allied has the right to name a party to serve as a member of the Company’s board of directors if Swiss Allied owns at least 40,000,000 shares of the Company’s common stock. If Swiss Allied owns at least 80,000,000 shares of the Company’s common stock, they have the right to name two parties to the Company’s board of directors. The two directors will remain as long as Swiss Allied owns 55,000,000 shares of the Company’s common stock. See Note 5 for amendment on the warrant that matured on March 31, 2016.

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

FREEDOM LEAF INC.

Notes to Condensed Financial Statements

March 31, 2017

(unaudited)

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

On January 30, 2017, the Company entered into an agreement with CorporateAds.com, LLC for services. The compensation provides a minimal $500 payment, 150,000 shares of common stock, and 150,000 warrants for common stock. The warrants have an exercise price of $0.10 per share with an expiration 18 months after issuance. The agreement is for 15 days and has an auto renewal feature for an additional 75 days. During the 75-day period, the Company will pay $500 for each additional 15 days. On February 1, 2017, both parties agreed to an addendum to the agreement to change the exercise price of $0.10 for the warrants to the following: 50,000 of the warrants have an exercise price of $0.10 per share; 50,000 of the warrants have an exercise price of $0.125 per share; and 50,000 of the warrants have an exercise price of $0.15 per share.

Stock Option Plan

On June 27, 2016, the Board of Directors approved the 2016 Stock Option Plan which has reserved 10,000,000 shares of common stock.

NOTE 7 – REVENUE CLASSES

Selected financial information for the Company’s operating revenue classes as of March 31, 2017 and 2016, are as follows:

	For the nine months ended
Revenues:	March 31,
	2017	2016
Magazine related	$29,939	$72,112
Referral fees	11,474	3,300
Licensing fees	763,549	25,000
Equipment sales commissions	18,242	–
Total	$823,204	$100,412

	For the nine months ended
Direct costs of revenue:	March 31,
	2017	2016
Magazine related	$88,792	$96,398
Referral fees	–	–
Licensing fees	–	–
Equipment sales commissions	–	–
Total	$88,792	$96,398

The Company’s four revenue classes are magazine related, referral fees, licensing fees (see Note 2) and equipment sales commissions (see Note 2).

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements, except as stated herein.

On April 1, 2017, the Company entered into a one year agreement with Eighth Day Create to provide creative services for the Company’s magazine and web site and prepare the advertisements for the advertisers of the magazine. The Company will compensate the vendor with monthly cash payments of $2,000 and an additional $6,000 in cash or the Company’s common stock, valued at $0.10 per share.

On April 6, 2017, the Company prepaid Adar $38,400 for full settlement of this note (see Note 5).

On April 26, 2017, Eagle sold its convertible note to PureEnergy 714 LLC with no change in terms (see Note 5).

On May 10, 2017, the Company executed a convertible promissory note with Power Up Lending Group Ltd. in the amount of $75,000. The note matures on February 20, 2018 and bears interest at 12%. The note is convertible with a 35% discount. The applicable discounts and derivative calculations will be recorded.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

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

Plan of Operation

The Company is focused on being the premium national and international news source for the Cannabis/Industrial Hemp industry. Through our online and print media channels, our efforts are in dissemination of current legislation and legal news, arts and entertainment. Additional websites and online partnerships are in the development stage that are intended to give the Freedom Leaf brand greater exposure. The Company generates revenue from paid advertising on both online and print publications as well as consulting fees and incubator fees for companies that want to participate in the Cannabis/Industrial Hemp industry. Another segment of income generation by the Company is brand management for both profit and non-profit organizations. An example is the contract with NORML which was entered into on May 26, 2015. This contract authorizes the Company to undertake all of the commercial activities of NORML, earning income for both the non-profit and the Company. The Company also sells licenses to use the Freedom Leaf brand in different countries and states. As of the date of this report, we have entered into two license agreements: for Spain and Portugal, for The Netherlands, and for Florida.

Results of Operations

For the Three Months Ended March 31, 2017 and 2016

Revenues

Our revenue was $254,084 for the three months ended March 31, 2017, compared to $68,762 for the three months ended March 31, 2016. Revenue, by class, is as follows:

	For the three months ended
Revenues:	March 31,
	2017	2016
Magazine related	$9,157	$68,762
Referral fees	–	–
Licensing fees	226,685	–
Equipment sales commissions	18,242	–
Total	$254,084	$68,762

Operating Expenses

Direct costs of revenues were $17,428 and $33,865 for the three months ended March 31, 2017 and 2016, respectively. Direct costs of revenues, by class, is as follows:

	For the three months ended
Direct costs of revenue:	March 31,
	2017	2016
Magazine related	$17,428	$33,865
Referral fees	–	–
Licensing fees	–	–
Equipment sales commissions	–	–
Total	$17,428	$33,865

For the three months ended March 31, 2017 our general and administrative expenses and marketing and selling expenses were $260,178 compared to $464,270 for the three months ended March 31, 2016 resulting in a decrease of $204,091, attributable primarily to stock-based compensation of $83,750 for the three months ended March 31, 2017, compared to $160,000 for the three months ended March 31, 2016. As a result, net loss was $27,199 for the three months ended March 31, 2017, compared to net loss of $459,044 for the three months ended March 31, 2016.

For the Nine Months Ended March 31, 2017 and 2016

Revenues

Our revenue was $823,204 for the nine months ended March 31, 2017, compared to $100,412 for the nine months ended March 31, 2016. Revenue, by class, is as follows:

	For the nine months ended
Revenues:	March 31,
	2017	2016
Magazine related	$29,939	$72,112
Referral fees	11,474	3,300
Licensing fees	763,549	25,000
Equipment sales commissions	18,242	–
Total	$823,204	$100,412

Operating Expenses

Direct costs of revenues were $88,792 and $96,398 for the nine months ended March 31, 2017 and 2016, respectively. Direct costs of revenue, by class, is as follows:

	For the nine months ended
Direct costs of revenue:	March 31,
	2017	2016
Magazine related	$88,792	$96,398
Referral fees	–	–
Licensing fees	–	–
Equipment sales commissions	–	–
Total	$88,792	$96,398

For the nine months ended March 31, 2017, our general and administrative expenses and marketing and selling expenses were $1,204,225 compared to $2,458,129 for the nine months ended March 31, 2016, resulting in a decrease of $1,253,903, attributable primarily to stock-based compensation of $616,942 for the nine months ended March 31, 2017, compared to $2,148,863 for the nine months ended March 31, 2016. As a result, net loss was $539,008 for the nine months ended March 31, 2017, compared to net loss of $2,500,831 for the nine months ended March 31, 2016.

Liquidity and Capital Resources

Overview

As of March 31, 2017, the Company had $6,051 in cash. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $50,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees.

Liquidity and Capital Resources during the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016

We used cash in operations of $222,898 for the nine months ended March 31, 2017, compared to cash used in operations of $219,388 for the nine months ended March 31, 2016. The negative cash flow from operating activities for the nine months ended March 31, 2017 is attributable to the Company's net loss from operations of $515,693 primarily due to the issuance of common stock for services. Cash used in operations of $219,388 for the nine months ended March 31, 2016 is attributable to the Company's net loss of $2,500,831 offset primarily by increase in stock-based compensation ($1,969,000) and the issuance of warrants for services ($500,000).

We used cash in investing or financing activities of $3,897 and $3,235 for the nine months ended March 31, 2017 and 2016.

We had cash provided by financing activities of $231,088 for the nine months ended March 31, 2017, compared to $223,000 for the same period in 2016.

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

Going Concern

The accompanying financial statements and the factors within it, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the ability of the Company to continue as a going concern for a reasonable period of time. The Company sustained net losses of $539,008 and cash used in operating activities of $222,898 for the nine months ended March 31, 2017. The Company had working capital, stockholders’ equity and accumulated deficit of $52,435, $93,610 and $4,549,346, respectively, at March 31, 2017. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Adjusted Net Loss	For the Nine Months Ended
	March 31,
	2017	2016

Net loss	$(539,0083)	$(2,500,831)
Change in fair value of embedded conversion features	(2,905)	–
Beneficial conversion feature expense	(55,014)	(43,048)

Adjusted net loss	$(481,089)	$(2,457,783)

Weighted average shares outstanding - basic and diluted	98,283,870	179,945,164

Adjusted basic and diluted net loss per share	$(0.00)	$(0.01)

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

Adjusted EBITDA	For the Nine Months Ended
	March 31,
	2017	2016

Net loss from operations	$(539,008)	$(2,500,831)
Interest expense	(11,276)	(3,668)
Amortization	(570)	–
Stock-based compensation	(616,942)	(2,148,863)
Change in fair value of embedded conversion features	(2,905)	–
Beneficial conversion feature expense	(55,014)	(43,048)

Adjusted EBITDA	$147,699	$(305,252)

Weighted average shares outstanding - basic and diluted	98,283,870	179,945,164

Adjusted basic and diluted net loss per share	$0.00	$(0.00)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ending March 31, 2017, the Company issued the following unregistered securities. These securities were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, Regulation D promulgated thereunder as there was no general solicitation, and the transactions did not involve a public offering.

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

On January 30, 2017, the Company entered into an agreement with CorporateAds.com, LLC for services. The compensation provides a minimal $500 payment, 150,000 shares of common stock, and 150,000 warrants for common stock. The warrants have an exercise price of $0.10 per share with an expiration 18 months after issuance. The agreement is for 15 days and has an auto renewal feature for an additional 75 days. During the 75-day period, the Company will pay $500 for each additional 15 days. On February 1, 2017, both parties agreed to an addendum to the agreement to change the exercise price of $0.10 for the warrants to the following: 50,000 of the warrants have an exercise price of $0.10 per share; 50,000 of the warrants have an exercise price of $0.125 per share; and 50,000 of the warrants have an exercise price of $0.15 per share.

On March 10, 2017, the Company issued 3,000,000 shares of common stock to Swiss Allied, as a conversion of notes payable of $100,000.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1, filed on July 22, 2013)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1, filed on July 22, 2013)
3.3	Articles of Merger (incorporated by reference to our Current Report on Form 8-K, filed on February 25, 2015)
3.4	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K, filed on June 9, 2016)
10.1	Merger Agreement dated November 6, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q/A for the period ended December 31, 2014, filed on September 11, 2015)
10.2	Audit for the Period Ended November 6, 2014 of Freedom Leaf Inc., the private company (incorporated by reference to our Quarterly Report on Form 10-Q/A for the period ended December 31, 2014, filed on September 10, 2015)
10.3	Purchase Order with Hemp, Inc. (incorporated by reference to our Current Report on Form 8-K filed on February 28, 2017)
10.4	License Agreement with Freedom Leaf Iberia, B.V. (incorporated by reference to our Current Report on Form 8-K filed on February 28, 2017)
10.5	License Agreement with Freedom Leaf Netherlands, B.V. (incorporated by reference to our Current Report on Form 8-K filed on February 28, 2017)
10.6	License Agreement with Freedom Leaf Netherlands, B.V. (incorporated by reference to our Current Report on Form 8-K filed on February 28, 2017)
10.7	Distribution Agreement with NuAxon Bioscience, Inc. (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2017)
10.8	Purchase Order with NuAxon Bioscience, Inc. (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2017)
10.9	License Agreement with BBD Healthcare Strategies, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2017)
31 (1)	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32 (1)	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________

(1) Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Freedom Leaf Inc.

Dated: May 22, 2017	By: /s/ Clifford J. Perry
Clifford J. Perry
Chief Executive Officer

Dated: May 22, 2017	By: /s/ Charles Grigsby
Charles Grigsby
Chief Financial Officer

