Form 10-K
period 2017-06-30
Freedom Leaf Inc.
filed 2017-10-19
CIK 1581545

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________________________________

FORM 10-K

_______________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number: 000-55687

______________________________________________

FREEDOM LEAF INC.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes      ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes      ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
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

On December 31, 2016, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,595,945, based upon the closing price on that date of the common stock of the registrant on the OTC Bulletin Board system of $0.13. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of September 29, 2017, the registrant had 126,298,304 shares of its common stock, $0.001 par value, issued, issuable, and outstanding.

EXPLANATORY NOTE

This Annual Report on Form 10-K (the “Annual Report”) of Freedom Leaf Inc. (the “Company”) is being filed pursuant to the Order under Section 15B, Section 17A and Section 36 of The Securities Exchange Act of 1934 Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder (the “Order”), dated September 28, 2017, of the Securities and Exchange Commission (available at https://www.sec.gov/rules/other/2017/34-81760.pdf), which extends the Company’s deadline to file this Annual Report. Pursuant to the Order, for companies affected by Hurricane Irma, all reports, schedules or forms must be filed on or before October 19, 2017.

The Company’s independent certifying accountant’s office is located in Tampa, Florida, and as a result of Hurricane Irma and its aftermath, was closed for about a week because it lost power and Internet access, which closure delayed the completion of the audit of the Company’s financial statements.  As a result, the Company was not able to file this Annual Report by October 13, 2017, and the Company is therefore relying on the Order.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our consolidated financial statements for Freedom Leaf Inc. Such discussion represents only the best present assessment from our Management.

PART I

Item 1. Business.

General Overview

Freedom Leaf Inc. (“Freedom Leaf” and the “Company”) was incorporated in the State of Nevada on February 21, 2013, under the name of Arkadia International, Inc. The Company was originally engaged in the business of the acquisition of in demand equipment, cars, and goods with the intent to resell these in the U.S. territories or export to overseas countries.

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

On November 6, 2014, the Company merged with Freedom Leaf Inc., a private Nevada corporation. The Company changed its name from Arkadia International, Inc., to Freedom Leaf Inc. As a result of the merger, the private company was dissolved, the sole officer, director and shareholder of the private company, Clifford J. Perry, became an officer and director of the Company, and Mr. Perry received approximately 48.1% of the Company’s common stock post-merger.

For financial reporting purposes, this merger was accounted for as a "reverse merger" rather than a business combination, and the private company was deemed to be the accounting acquirer in the transaction, with the Company deemed to be the acquired company for financial reporting purposes. Consequently, the assets and liabilities and the operations that have been reflected in the historical financial statements of the Company prior to the merger are those of the private company, and were be recorded at the historical cost basis of the private company, and the financial statements after completion of the merger include the combined assets and liabilities of the Company and the private company, the historical operations of the private company only, and the operations of both companies from the closing date of the merger.

We are currently devoting our efforts to the news, arts and entertainment niche, both in print and online publications, and to providing services to the cannabis/hemp industry. The Company generates revenue through paid advertising in publications, print and online, in the cannabis/hemp marketplace. The Company earns revenue from 1) providing consulting services to companies who are in our industry, 2) contracting with companies to brand, market, and sell their products and/or services, 3) providing seminars in this space, 4) selling branded products for the Company and others the Company represents, 5) selling licenses, both domestic and foreign, for the use of the Freedom Leaf brand that includes the Company’s products and services, and 6) pursuing mergers and/or acquisitions having instituted an accelerator that began working with one company starting during the year ended June 30, 2017.

Our corporate headquarters are located at 3571 E. Sunset Road, Suite 420, Las Vegas, Nevada, 89120. The Company’s primary web site is www.freedomleaf.com. This web site is not incorporated in this Form 10-K.

Overview

Freedom Leaf, The Marijuana Legalization Company, has now published and circulated hundreds of thousands of copies of our twenty-seven editions in thirty-eight states with the assistance of over 160 activist marketers. Freedom Leaf magazine, “The Good News in Marijuana Reform,” reports on arts, fashion, and lifestyle, all of the elements of the burgeoning cannabis movements. Freedom Leaf magazine provides activists, consumers, patients and entrepreneurs with a means to stay informed on the emerging industry's most cutting edge marijuana-related information, innovations and legislation. It is distributed nationally through chapters of the National Organization for the Reform of Marijuana Laws (NORML.org), Students for a Sensible Drug Policy (SSDP.org), and WomenGrow.com, as well as through participating medical and recreational dispensaries, smoke and vape shops, doctors and attorneys’ offices, and others in the marijuana industry. It is also available online at http://www.freedomleaf.com/freedom-leaf-ezines/ and on the Company’s free mobile app available on Apple iOS and the Google Play Store.

Freedom Leaf is also expanding its online presence. Freedom Leaf has an entire platform of content suited for every aspect of advertising and marketing to consumers from all businesses in the cannabis industry. These sites incorporate many aspects of the marijuana industry and movement. In May 2017, the Company acquired two Spanish domiciled websites: www.lamarihuana.com and www.marihuana-medicinal.com. This is another expansion of the Freedom Leaf Media Network. The www.lamarihuana.com website has 1.2 million Facebook likes and received in excess of 1 million visitors a month during the last six months, making this website one of the most popular Spanish speaking websites in the world. The content is automatically translated into the language of the country within which the viewer is residing.

The Industry

The following is a report on the industry, as published in ArcView Group’s State of Legal Marijuana Markets 5th Edition.

A Year Of Substantial Gains Across The Industry

The legal cannabis industry accelerated at a remarkable pace in 2016. North American consumers spent $6.7 billion on legal cannabis products, up 34% from 2015.

Cannabis is now legally sold in state-of-the-art retail dispensaries with computer-based inventory and sales tracking, fully regulated and taxed by their state governments just like any other product category. Entrepreneurs are modernizing the product just as quickly. Many successful brands have launched extracts, edibles, topicals, and other types of products that are leading consumers to spend more and, in cutting-edge Colorado, they have reduced traditional dried flowers to less than 56% of the business. More states passed laws to open new markets and expand existing ones in 2016 than in any previous year. These new markets will drive sustained revenue growth in the years ahead.

The legislatures of Pennsylvania and Ohio legalized medical cannabis in those major swing states, while voters in California, Maine, Nevada, and Massachusetts North Dakota, Florida, and Montana voters passed medical cannabis laws. The blistering 34% compound annual growth rate (CAGR) from 2014 to 2016 was driven primarily by Colorado and Washington initiating adult-use sales. This rate of growth will subside somewhat in 2017 to 22%, as the eight states that voted to open or expand their cannabis markets on Election Day in November 2016 work to implement the new programs. But Arcview Market Research forecasts growth will reaccelerate beginning in 2018, as adult use sales ramp up in Canada, California, and Massachusetts along with medical sales in Florida. That will grow the $6.7-billion market of 2016 at a robust 27% CAGR to $22.6 billion in 2021.

Very few consumer industry categories reach $5 billion in annual spending and then post anything like 25% compound annual growth across the following five years. Cable television came close, growing 19% annually in the late 1980s as national networks like CNN and HBO proved to be wildly popular. Broadband internet subscription spending grew 29% per annum in the early 2000s as it became almost as much of a “must have” utility as electricity or television for the modern home. What became the ubiquitous home video business that birthed the great Blockbuster success story only grew at a 12% CAGR after reaching $5 billion in revenue in 1988.

That 20+% annual growth rate is likely to continue for many years past 2021 as more states and countries legalize cannabis. Arcview includes 30 states plus Canada with active legal markets by 2021 in its model, but in many of the largest markets, like New York and Florida, sales are expected to remain limited to medical-use. In the 2021-2026 period, however, many of these states will build robust legal adult-use markets, and all but a few states will make medical cannabis available legally.

It’s also likely that US federal prohibition will be repealed during that period, which would fuel explosive growth.

Canada and Mexico are included in Arcview’s North American market projections for the first time and analyzed throughout this 5th Edition of The State of Legal Marijuana Markets. The expected roll-out of Canada’s adult-use market is analyzed. The U.S. northern neighbor may be the world leader in moving toward a well-regulated legal cannabis industry. Countries around the world are already responding to the state-by-state dismantling of prohibition in America — the chief exporter of the “War on Drugs” for decades—by moving to allow medical use (as in Australia, Germany, and Colombia) or to outright legalization (as in Uruguay).

Robust growth through 2021 and beyond in the United States is predicted even if the US Justice Department opposes the cannabis industry. Chapter 2 provides a detailed analysis of why that kind of reversal in policy is unlikely, but a major one is the popularity of legal cannabis.

Polls show that 80% of Americans approve of legal access to medical cannabis and 60% approve of full adult use legalization. That level of agreement is rare on any policy issue and it’s allowing elected officials across the political spectrum to start to move past the stigma previously associated with this issue.

One key reason support for legalization is spreading so rapidly is that it is accomplishing a key goal: the illicit market is shrinking. The illicit market grew steadily throughout the last 40 years of the War on Drugs to what Arcview estimates was a North American total of $46.8 billion when adult-use sales first began in 2014 in Colorado and Washington. Illicit sales are now being rolled back at the fastest rates in those states with the most mature legal adult use markets (see graph, below). Most dramatically, what Arcview estimates was a $1-billion illicit market in Colorado is now less than $500 million, which represents just 27% of a $1.8-billion overall market.

Election Results

President Donald Trump said in 1991, “You have to legalize drugs to win that war.” He backed away from that position in his campaign for president but was remarkably consistent in his support for medical access to cannabis and his belief that cannabis policy should be up to the states. But once elected he appointed dedicated drug warrior Jeff Sessions for Attorney General. Sessions remarked “Good people don’t smoke marijuana” at a 2015 Congressional hearing. Despite conflicting signals from the new administration, investors and entrepreneurs have many other reasons to be hopeful:

• The newly elected Prime Minister of Canada, Justin Trudeau, took office in late 2015 and immediately started the formal process of legalizing adult use.

• In the US November elections, voters in eight of the nine states voting on cannabis measures approved them, bringing to 63% the portion of Americans living in medical use states and 21% those in adult-use states.

• For the first time, the Presidential nominees of both major U.S. political parties felt free to speak approvingly of the medical use of cannabis and the right of states to experiment with different cannabis policies.

• In December, the Mexican Senate voted overwhelmingly (98-7) to send a medical-use legalization bill to the Chamber of Deputies.

These developments were inconceivable just a few years ago. The biggest political win of the U.S. election came in California. California pioneered the modern cannabis policy reform movement in 1996 when voters passed Proposition 215, the Compassionate Care Act. Though voters failed to approve adult use in 2010, they voted overwhelmingly in 2016 to make adult use legal in a state that represents the world’s sixth-largest economy. Nevada also voted to legalize adult use, though a similar initiative failed narrowly in Arizona. Massachusetts and Maine also passed voter-generated initiatives to legalize the adult use of cannabis, joining District of Columbia voters in showing the continent-wide breadth of the movement.

The formalizing of medical-use rules in Montana, and the approval of medical cannabis sales in Arkansas, North Dakota, and Florida (where it garnered 71% of the vote) showed that cannabis policy reform is hugely popular, even in red and swing states that voted for Trump. Earlier in the year, big swing states Ohio and Pennsylvania saw medical legalization come to pass via legislative action.

The two most significant votes may have come in the smallest jurisdictions: citizens of Denver narrowly approved on-site usage in licensed clubs, and Pueblo, CO, voters rejected opponents’ efforts to pass what was essentially an industry shutdown. In both cases, cannabis supporters prevailed against the early betting. These votes show that experience with legalization can lead voters to pass even more open laws, and reject efforts to roll it back.

According to the England Journal of Medicine, 76% of clinicians polled worldwide believe that the medicinal benefits outweigh the risks and potential harms. Within the next five years, the legal cannabis industry is expected to out-earn the US film industry, the organic foods industry and more than triple the revenues of the NFL.

(Source: http://www.nejm.org/doi/full/10.1056/NEJMclde1305159)

53% of Americans support marijuana legalization according to Pew Research.

(Source: http://www.pewresearch.org/fact-tank/2015/04/14/6-facts-about-marijuana/)

Marketing Focus and Strategy

Our marketing is centered around the Freedom Leaf magazine and website. It is a two-fold strategy. First, the magazine draws businesses that are in the cannabis/hemp industry to speak to us either because they are interested in advertising in the magazine and/or for Freedom Leaf to publicize their business either through us writing an article about their company or for them to write an article about an aspect in the industry that relates to their business (content marketing). Second, Freedom Leaf will undertake cross promotion with operators of different expos, seminars and other public events that extend our reach to companies in the industry. Last of all, we also use the non-profit alliances that we have established to gain a prominent position in our Industry. This has provided Freedom Leaf with considerable credibility and the ability to attract deals with companies to either represent them accelerate them or acquire them.

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

Sales Targets

Companies within the Cannabis/Hemp Industry for Advertising

We target companies in the cannabis/hemp industry to offer our advertising and related services. Some examples are: dispensaries in the 29 states, and Washington, D.C. (https://medicalmarijuana.procon.org/view.resource.php?resourceID=000881&print=true) that have legalized medical marijuana sales; locations that sell recreational marijuana in the 8 states that have legalized recreational marijuana use, companies that make edible food infused with marijuana and/or CBDs, vape manufacturers and wholesalers, websites that sell auxiliary products related to cannabis/hemp use, and other businesses that sell products and or services that wish to reach our market, such as clothing companies, concert organizers, and manufacturers or distributors of cell phones, headsets, soda, energy drinks, health products, etc.

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

Competitors

We compete with companies of all sizes in a variety of geographies that offer solutions that compete with elements of our business plan, such as in print and online printing, advertising, etc. More specifically, however, the medical and recreational marijuana companies are a new, developing and nascent market, resulting in a highly fragmented and fractured marketplace. The federal state and municipal governments have varying degrees of legality that will affect business. Some of the companies we compete with are much larger than us, and such companies have significantly greater resources.

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

www.elavatenv.com

Local Las Vegas magazine (we have a strategic relationship with them)

Intellectual Property

Website

We assert common law copyright in the contents of our websites, www.FreedomLeaf.com, www.FreedomLeafInc.com, www.MyHempology.com, www.LaMarihuana.com, and www.CannaBizU.com, and common law trademark rights in our business name and related product labels, including “The Marijuana Legalization Company,” “Hemp Inspired,” “CannaBizU,” “CannaBiz,” and “BudFinder.” We have copyrights and trademarked some of our tradenames (see Trademarks section). We expect to copyright and/or trademark additional tradenames in the future, as we deem necessary to protect our business.

We plan to develop these other domains, which are owned by Freedom Leaf:

www.MarijuanaNews.com

www.LadyCannabis.com

www.CannabisSeminars.com

www.CannabisDebate.com

www.CannaSpa.com

www.Vegasterdam.com

Other domains owned by Freedom Leaf:

420apps.com

acjmg.com

amstercamera.com

amstercamera.nl

bluegrasscbd.com

budfindr.com

budfindr.net

campuscannabisdebate.com

campuscannabisdebate.net

campuscannabisdebates.com

campuscannabisdebates.net

canapoly.com

cannabisarts.com

cannabisbusinessservices.com

cannabisbusinesssolutions.com

cannabisbusinessuniversity.com

cannabiscene.com

cannabiscentury.com

cannabisdebate.com

cannabisfriendly.com

cannabisgeriatrics.com

cannabishempmuseum.com

cannabishouse.com

cannabisprogress.com

cannabisseminars.com

cannabistcafe.com

cannabistjournal.com

cannabistro.us

cannabisvenues.com

cannabiz.tv

cannabizinc.com

cannabizmapster.com

cannabizmapster.net

cannabizmuseum.com

cannabizsolutions.com

cannabizu.com

cannabizu.net

cannabizuniversity.com

cannabizwire.com

cannablunt.net

cannacakefactory.com

cannacalendar.com

cannacouture.com

cannadepot.us

cannaderma.com

cannado.com

cannafactory.com

cannagold.com

cannagum.com

cannahookah.com

cannakitchen.com

cannalatte.com

cannalingo.com

cannapachino.com

cannapassion.com

cannapoly.com

cannarollup.com

cannashisha.com

cannaspa.com

cannatreat.com

cannavita.com

cannawellness.com

checkyourweed.com

cliffsight.com

dankdefenders.com

dankdefenders.net

fliagency.com

freedomisnorml.com

freedomleaf.com

freedomleaf.guru

freedomleaf.net

freedomleaf.tv

freedomleaf.vegas

freedomleafaction.com

freedomleafcares.com

freedomleafcares.org

freedomleafinc.com freedomleafmagazine.com

freedomleafmagazine.net

freedomleafnetwork.com

freedomleafnetwork.net

freedomleafnetwork.tv

freedomleafseniors.com

freeedomleafinternational.com

freeedomleafinternational.net

freetheleaf.info

freeleaf.com

genuinetics.com

healthyhips.org

hempinspired.com

hempinspired.net

hempinspired.tv

hempleaftoday.com

hempology.co

hempologyproducts.com

highmilehigh.co

highmilehigh.com

highmilehigh.net

highrollup.com

iamwaycool.com

iamwaycool.org

jawpainsolution.com

karmarijuana.com

kingsofpotcomedy.com

kingsofpotcomedytour.com

kybluegrasscbd.com

ladycanna.com

ladycannabis.com

ladycannabis.org

ladyhempcbd.com

ladyhempcbd.net

ladyhempglobal.com

lamarihuana.net

lamarihuana.news

lamarihuana.us

lasvegasterdam.com

lasvegasterdam.vegas

lasweedas.com

leafceutical.com

leafvegas.com

mangina.xxx

marijuanalegalizationcompany.com

marijuanalegalizationinc.com

marijuananews.com

marijuananews.tv

marijuanarollup.com

medicinalmarijuanauniversity.com

myhempology.com

naturaltmjcures.com

normllegal.com

nvnorml.com

nvnorml.org

otcfrlf.com

passionhemp.com

ponyboystuff.com

primecommoditylogistics.com

pufftuffstuff.vegas

Trademarks

We have registered or filed for registration with the United States Trademark and Patent Office for the following trademarks: “Freedom Leaf,” “The Marijuana Legalization Company,” “Hemp Inspired,” “Hempology,” and with the State of Nevada “CannaBizU,” and “CannaBiz.” Internationally, we have filed for “Freedom Leaf” trademark protection in European Union, Columbia, China, Mexico, Jamaica and Uruguay.

Reports to Security Holders

We intend to furnish our shareholders annual reports containing consolidated financial statements audited by our independent registered public accounting firm and to make available quarterly reports containing unaudited consolidated financial statements for each of the first three quarters of each year. We file Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K with the Securities and Exchange Commission in order to meet our timely and continuous disclosure requirements. We may also file additional documents with the Commission if they become necessary in the course of our company's operations.

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

Marijuana is a Schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal laws. There are currently 25 states and the District of Columbia allowing its citizens to use Medical Marijuana. Additionally, Alaska, Colorado, Oregon, Washington State, as well as Washington D.C., have voted to legalize cannabis for adult recreational use. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, the Trump administration has signaled that it may reverse Obama-era guidance, and the current administration may change the prior stated policy regarding the low-priority enforcement of federal marijuana laws. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect our revenues and profits. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us. While we do not intend to harvest, distribute or sell cannabis in the United States, we may be irreparably harmed by a change in enforcement by the federal government or state-level regulatory or legislative changes.

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

Employees

As of June 30, 2017, we had a total of six full time employees. Our employees are not parties to any collective bargaining agreement. We believe our relationships with our employees are good.

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

Item 3. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2017, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Market Information

The Company’s common stock is quoted on OTC Markets Group’s OTCPink under the symbol “FRLF.” The symbol change from the predecessor company was effective February 24, 2015. As of June 30, 2017, the Company’s common stock was held by 45 shareholders of record, which does not include shareholders whose shares are held in street or nominee name.

The Company’s shares commenced trading on or about February 10, 2014 (for Arkadia International, Inc.). The following chart is indicative of the fluctuations in the stock prices for the fiscal years ended June 30, 2017 and 2016:

	For the Years Ended June 30,
	2017		2016
	High	Low	High	Low

First Quarter	$0.195	$0.09	$0.51	$0.10
Second Quarter	$0.24	$0.0801	$0.51	$0.20
Third Quarter	$0.1229	$0.0585	$0.35	$0.15
Fourth Quarter	$0.0674	$0.033	$0.24	$0.17

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our consolidated financial statements and summary of selected financial data for Freedom Leaf Inc. Such discussion represents only the best present assessment from our Management.

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

On November 4, 2014, the Company's Board of Directors declared a twelve for one forward stock split of all outstanding shares of the Company’s common stock. As the stock split was approved by FINRA, the common share and per common share data in these consolidated financial statements and related notes hereto have been retroactively adjusted to account for the effect of the stock split. The total number of authorized common shares and the par value thereof was not changed by the split.

On November 6, 2014, we entered into a merger agreement (the “Merger Agreement”) with Freedom Leaf Inc., a Nevada corporation (“Private Company”), and the Company’s sole officer and director Clifford J. Perry (“Perry”), being the owners of record of all of the issued share capital of Freedom Leaf Inc. (the “FL Stock”). Pursuant to the Merger Agreement, the Shareholders received an aggregate of 83,401,200 shares (48.1%) our common stock (consisting of a new issuance of shares and Mr. Perry’s transfer of all of his shares), and Private Company was merged with and into us. As a result, Freedom Leaf Inc. became our Company whereas the operations of Arkadia International, Inc. ceased, and there was a change of control of the Company.

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

The following Management Discussion and Analysis should be read in conjunction with the consolidated financial statements and accompanying notes included in this Form 10-K.

COMPARISON OF THE YEAR ENDED JUNE 30, 2017 TO THE YEAR ENDED JUNE 30, 2016

Results of Operations

Revenue. For the year ended June 30, 2017, our revenue was $817,457, compared to $118,473 for the same period in 2016. This increase in revenue was attributable to increased sales related to increased magazine subscriptions and licensing fees.

Operating Expenses:

Direct costs of Revenue. For the year ended June 30, 2017, direct costs of revenue were $124,290 compared to $132,381 for the same period in 2016. As a percent of revenue, direct costs of revenue were 15.2% and 111.7%, respectively, for 2017 and 2016.

General and Administrative Expenses. For the year ended June 30, 2017, general and administrative expenses were $1,421,224 compared to $2,685,025 for the same period in 2016. The increase was due to the increase in operations and stock-based compensation ($750,990 compared to $2,258,863 for the years ended June 30, 2017 and 2016, respectively).

Net Loss. We generated net losses of $910,650 for the year ended June 30, 2017, compared to $3,011,220 for the same period in 2016.

Liquidity and Capital Resources

General. At June 30, 2017, we had cash and cash equivalents of $2,498. We have historically met our cash needs through a combination of cash flows from operating activities and proceeds from private placements of our securities and loans. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $435,450 for the year ended June 30, 2017, and we used cash in operations of $50,831 during the same period in 2016. The principal elements of cash flow from operations for the year ended June 30, 2017, included a net loss of $910,650.

Cash used in investing activities during the year ended June 30, 2017, was $4,312 compared to $3,235 provided by investing activities during the same period in 2016.

Cash generated in our financing activities was $440,502 for the year ended June 30, 2017, compared to cash generated of $54,923 during the comparable period in 2016.

As of June 30, 2017, current assets exceeded current liabilities by 3.68 times. Current assets increased from $7,122 at June 30, 2016 to $641,915 at June 30, 2017, whereas current liabilities decreased from $176,310 at June 30, 2016, to $174,256 at June 30, 2017.

	For the years ended
	June 30,
	2017	2016

Cash used in operating activities	$435,450	$50,831
Cash used in investing activities	4,312	3,235
Cash provided by financing activities	440,502	54,923

Net changes to cash	$740	$857

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had sales of $817,457 and net losses of $910,650 for the year ended June 30, 2017, compared to sales of $118,473 and net losses of $3,011,220 for the year ended June 30, 2016. The Company had a working capital, stockholders’ equity, and accumulated deficit of $467,659, $187,818 and $4,920,988, respectively, at June 30, 2017. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

Critical Accounting Policies

Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying consolidated financial statements include the amortization period for intangible assets, valuation and impairment valuation of intangible assets, depreciable lives of the web site and property and equipment, valuation of warrant and beneficial conversion feature debt discounts, valuation of share-based payments and the valuation allowance on deferred tax assets.

Changes in Accounting Principles. No significant changes in accounting principles were adopted during fiscal 2017 and 2016.

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

Revenue Recognition. The Company recognizes revenue for our services in accordance with ASC 605-10, "Revenue Recognition in Financial Statements." Under these guidelines, revenue is recognized on transactions when all of the following exist: persuasive evidence of an arrangement did exist, delivery of service has occurred, the sales price to the buyer is fixed or determinable and collectability is reasonably assured. The Company has five primary revenue operating classes as follows:

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

Adjusted Net Loss	For the Years Ended
	June 30,
	2017	2016

Net loss	$(910,650)	$(3,011,220)
Change in fair value of embedded conversion features	(21,506)	–
Beneficial conversion feature expense	(79,156)	(290,174)

Adjusted net loss	$(809,988)	$(2,721,046)

Weighted average shares outstanding - basic and diluted	100,294,433	171,858,687

Adjusted basic and diluted net loss per share	$(0.01)	$(0.02)

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

Adjusted EBITDA	For the Years Ended
	June 30,
	2017	2016

Net loss from operations	$(910,650)	$(3,011,220)
Interest expense	(47,221)	(3,779)
Interest income	7,002	–
Amortization	(741)	(515)
Stock-based compensation	(750,990)	(2,258,863)
Change in fair value of embedded conversion features	(21,506)	–
Beneficial conversion feature expense	(79,156)	(290,174)

Adjusted EBITDA	$(18,038)	$(457,889)

Weighted average shares outstanding - basic and diluted	100,294,433	171,858,687

Adjusted basic and diluted net loss per share	$(0.00)	$(0.00)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 8. Consolidated Financial Statements and Supplementary Data.

Freedom Leaf Inc.

Green & Company, CPAs
A PCAOB Registered Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:

Freedom Leaf Inc.

We have audited the accompanying balance sheets of Freedom Leaf Inc. and subsidiaries as of June 30, 2017 and 2016, and the related statements of operations, changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Freedom Leaf Inc. as of June 30, 2017 and 2016, and the results of its operations and its cash flows for the years in the periods ended June 30, 2017 and 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company reported a net loss of $910,650 in 2017, and used cash for operating activities of $435,450. At June 30, 2017, the Company had a working capital, shareholders’ equity and accumulated deficit of $467,659, $187,818 and $4,920,988, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Green & Company CPAs, Inc.

Green & Company CPAs, Inc.

Temple Terrace, Florida

October 19, 2017

10320 N 56 th Street, Suite 330	Temple Terrace, FL 33617	813.606.4388

FREEDOM LEAF, INC.

and Subsidiaries

Consolidated Balance Sheets

June 30,

	2017	2016
ASSETS

Current assets
Cash	$2,498	$1,758
Accounts receivable	–	500
Inventory	–	2,465
Prepaid expense	1,600	–
Other receivable, net of discount	637,817	2,399
Total current assets	641,915	7,122

Intangible assets, net	10,820	7,464
Other assets	338,084	3,584

Total assets	$990,819	$18,170

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Convertible notes payable, net of discount	$70,678	$44,521
Notes payable	3,141	–
Accounts payable	15,789	46,936
Accounts payable to related parties	–	10,000
Accrued expenses	31,891	29,853
Accrued expenses to related parties	–	45,000
Derivative liabilities	52,757	–

Total current liabilities	174,256	176,310

Non-current liabilities
Other payables	188,075	–
Payable to related party	290,670	126,250

Total non-current liabilities	478,745	126,250

Total liabilities	653,001	302,560

Commitments and contingencies (Note 4)	150,000	–

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized Series A preferred stock, 1,000,000 shares authorized, 948,022 shares issued and outstanding at June 30, 2017 and 2016, respectively	948	948
Common stock, $0.001 par value, 500,000,000 shares authorized, 111,101,795 and 94,438,650 shares issued, issuable, and outstanding at June 30, 2017 and 2016, respectively	111,102	94,439
Additional paid-in capital	4,996,756	3,800,699
Unearned stock compensation	–	(170,137)
Accumulated deficit	(4,920,988)	(4,010,338)
Total stockholders' equity (deficit)	187,818	(284,390)

Total liabilities and stockholders' equity (deficit)	$990,819	$18,170

See accompanying notes to consolidated financial statements.

FREEDOM LEAF, INC.

and Subsidiaries

Consolidated Statements of Operations

For the Years Ended June 30,

	2017	2016

Revenue, net	$817,457	$118,473

Operating expenses
Direct costs of revenue	124,290	132,381
General and administrative (includes stock-based compensation of $750,990 and $2,258,863 for the years ended June 30, 2017 and 2016, respectively.)	1,421,224	2,685,025
Marketing and selling	41,712	18,335

Operating loss	(769,769)	(2,717,267)

Other income (expense)
Interest expense	(47,221)	(3,779)
Interest income	7,002	–
Change in fair value of embedded conversion features	(21,506)	–
Beneficial conversion feature	(79,156)	(290,174)

Net loss	$(910,650)	$(3,011,220)

Net loss per share - basic and diluted	$(0.01)	$(0.02)

Weighted average number of shares outstanding - basic and diluted	100,294,433	171,858,687

See accompanying notes to consolidated financial statements.

FREEDOM LEAF, INC.

and Subsidiaries

Consolidated Statement of Shareholders' Deficit

June 30, 2017

							Unearned
			Common Stock				Stock	Additional
	Preferred Stock		Issuable		Common Stock		Compen-	Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	sation	Capital	Deficit	Total

Balance at June 30, 2015	–	$–	–	$–	174,181,200	$174,181	$–	$594,130	$(999,118)	$(230,807)

Contributed capital	–	–	–	–	–	–	–	12,000	–	12,000
Capital contribution (services)	–	–	–	–	–	–	–	58,500	–	58,500
Beneficial conversion feature	–	–	–	–	–	–	–	122,500	–	122,500
Issuance of common stock for services	–	–	960,000	960	8,685,000	8,685	–	1,919,355	–	1,929,000
Unearned Stock Comp	–	–	–	–	–	–	(170,137)	–	–	(170,137)
Warrants issued for services	–	–	–	–	–	–	–	500,000	–	500,000
Warrants exercised into common stock	–	–	2,679,736	2,680	–	–	–	31,320	–	34,000
Conversion of debt into common stock	–	–	2,509,914	2,510	225,000	225	–	469,040	–	471,775
Conversion of common stock into preferred stock	948,022	948	–	–	(94,802,200)	(94,802)	–	93,854	–	–
Net loss for the period ended June 30, 2016	–	–	–	–	–	–	–	–	(3,011,220)	(3,011,220)

Balance at June 30, 2016	948,022	$948	6,149,650	$6,150	88,289,000	$88,289	$(170,137)	$3,800,699	$(4,010,338)	$(284,390)

Contributed capital	–	–	–	–	–	–	–	21,082	–	21,082
Unearned stock compensation	–	–	–	–	–	–	170,137	–	–	170,137
Issuance of issuable common stock	–	–	(1,285,000)	(1,285)	1,285,000	1,285	–	–	–	–
Cancellation of issuable shares	–	–	(5,014,650)	(5,015)	–	–	–	(229,842)	–	(234,857)
Sale of common stock	–	–	–	–	3,112,501	3,113	–	146,887	–	150,000
Issuance of common stock for services	–	–	1,943,195	1,943	11,479,477	11,479	–	737,568	–	750,990
Issuance of common stock for debt	–	–	–	–	1,004,701	1,005	–	56,182	–	57,187
Issuance of 268,167 warrants	–	–	–	–	–	–	–	3,319	–	3,319
Beneficial conversion feature	–	–	–	–	–	–	–	50,000	–	50,000
Issuance of 1,150,000 warrants	–	–	–	–	–	–	–	68,750	–	68,750
Issuance of common stock for conversion of debt	–	–	–	–	791,140	791	–	147,167	–	147,959
Issuance of common stock for acquisition of intellectual property					3,000,000	3,000		181,500		184,500
Issuance of common stock for settlement of debt	–	–	–	–	346,781	347	–	13,444	–	13,791
Net loss for the period ended June 30, 2017	–	–	–	–	–	–	–	–	(910,650)	(910,650)

Balance at June 30, 2017	948,022	$948	1,793,195	$1,793	109,308,600	$109,309	$–	$4,996,756	$(4,920,988)	$187,818

See accompanying notes to consolidated financial statements.

FREEDOM LEAF, INC.

and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended June 30,

	2017	2016
Cash flows from operating activities:
Net loss	$(910,650)	$(3,011,220)
Adjustments to reconcile net loss to net cash used in operations:
Amortization of intellectual properties	741	515
Beneficial conversion feature	79,156	290,174
Issuance of common stock for services	750,990	2,258,863
Unearned stock compensation	170,137	(170,137)
Change in fair value of embedded conversion features	21,506	–
Bad debt expense	–	5,000
Issuance and amortization of warrants for services	80,402	500,000
Changes in operating assets and liabilities:
Accounts receivable	500	(3,020)
Inventory	2,465	(2,465)
Prepaid expense	(1,600)	–
Other receivable	(603,805)	(399)
Accounts payable	(160,406)	42,225
Accounts payable to related parties	(10,000)	(17,466)
Accrued expenses	2,038	12,099
Accrued expenses to related parties	143,075	45,000
Net cash used in operating activities	(435,450)	(50,831)

Cash flows used in investing activities
Intangible asset acquired	(4,312)	(3,235)
Net cash used in investing activities	(4,312)	(3,235)

Cash flows from financing activities:
Proceeds from warrants exercised	–	34,000
Proceeds from capital contributed	21,082	–
Proceeds from related party	164,420	136,815
Proceeds from sale of common stock	150,000	–
Payments on notes payable	(25,000)
Issuance of common stock on conversion of debt	–	(225,892)
Proceeds from notes payable	130,000	110,000
Net cash provided by financing activities	440,502	54,923

Net increase in cash	740	857
Cash at beginning of period	1,758	901
Cash at end of period	$2,498	$1,758

Supplemental disclosure of cash flow information:
Cash paid for interest	$13,400	$–
Cash paid for taxes	$–	$–

Non-cash investing and financing activities:
Conversion of debt into common stock	$239,026	$471,775
Conversion of common stock into licensing agreement	$(10,209)	$–
Issuance of common stock for deposit on acquisition	$(184,500)	$–
Contingent liability for deposit on acquisition	$(150,000)	$–
Issuance of common stock in settlement of accounts payable	$72,069	$–
Derivatives liability	$286,504	$–

See accompanying notes to consolidated financial statements.

Freedom Leaf Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2017

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

For financial reporting purposes, the acquisition of the Private Company via the merger transaction represents a "reverse merger" rather than a business combination, and Private Company is deemed to be the accounting acquirer in the transaction. The merger is being accounted for as a reverse-merger and recapitalization. Private Company is treated as the acquirer for financial reporting purposes, and the predecessor public company (Freedom Leaf Inc., f/k/a Arkadia International, Inc.) is treated as the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical consolidated financial statements of the Company prior to the merger are those of the Private Company, and were recorded at the historical cost basis of the Private Company, and the consolidated financial statements after completion of the merger include the assets and liabilities of both the predecessor public company and Private Company, the historical operations of Private Company, and the operations of both companies from the date of the merger.

Cannabis Business Solutions Inc. (“Cannabis Business Solutions”), a Nevada corporation, was formed on February 5, 2014, and is a wholly-owned subsidiary of the Company. This subsidiary had no activity until the agreement with Valencia Web Technology S.L., B-97183354 (see Note 2).

Leafceuticals Inc. (“Leafceuticals”), formerly known as Cannabiz U, Inc., a Nevada corporation, was formed on February 13, 2014, and is a wholly-owned subsidiary of the Company. This subsidiary has had no activity to date.

Freedom Leaf Cares Inc. (“Freedom Leaf Cares”), a Nevada corporation, was formed on October 1, 2014, and is a wholly-owned subsidiary of the Company. Freedom Leaf Cares was dissolved in 2016. Until dissolution, this subsidiary had no activity.

Freedom Leaf International Inc. (“Freedom Leaf International”), a Nevada corporation, was formed on November 27, 2015, and is a wholly-owned subsidiary of the Company. This subsidiary has had no activity to date.

Nature of Operations

The Company is focused on being the premium national and international news source for the Cannabis/Industrial Hemp industry. Through our online and print media channels, our efforts are in dissemination of current legislation and legal news, arts and entertainment. Additional websites and online partnerships are in the development stage that are intended to give the Freedom Leaf brand greater exposure. The Company generates revenue from paid advertising on both online and print publications as well as consulting fees and incubator fees for companies that want to participate in the Cannabis/Industrial Hemp industry. Another operating revenue class by the Company is brand management for both profit and non-profit organizations. An example is the contract with NORML which was entered into on May 26, 2015. This contract authorizes the Company to undertake all of the commercial activities of NORML, earning income for both the non-profit and the Company. The Company also sells licenses to use the Freedom Leaf brand in different countries and states. We have entered into two license agreements: for Spain and Portugal, for The Netherlands, and for Florida.

Basis of Presentation

The Company prepares its consolidated financial statements in conformity with generally accepted accounting principles in the United States of America.

Principles of Consolidation

The consolidated financial statements include the accounts of Freedom Leaf and its wholly-owned subsidiaries, Cannabis Business Solutions, Leafceuticals, Freedom Leaf Cares, and Freedom Leaf International. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash, accounts payable, accrued expenses, and short-term loans the carrying amounts approximate fair value due to their short maturities.

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

We currently measure and report at fair value our intangible assets (due to our impairment analysis) and derivative liabilities. The fair value of intangible assets has been determined using the present value of estimated future cash flows method. The fair value of derivative liabilities is measured using the Black-Scholes option pricing method. The following table summarizes our non-financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and 2016:

Quoted
Prices in
		Active	Significant
	Balance at	Markets	Other	Significant
	June 30,	for Identical	Observable	Unobservable
	2017	Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Trademarks	$10,820	$–	$–	$10,820
Total Financial Assets	$10,820	$–	$–	$10,820

Quoted
Prices in
		Active	Significant
	Balance at	Markets	Other	Significant
	June 30,	for Identical	Observable	Unobservable
	2016	Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Trademarks	$7,464	$–	$–	$7,464
Total Financial Assets	$7,464	$–	$–	$7,464

Following is a summary of activity through June 30, 2017 of the fair value of intangible assets valued using Level 3 inputs:

		Accumulated
	Asset	Amortization	Net
Balance at June 30, 2016	$8,148	$(684)	$7,464
Additions	4,097	–	4,097
Amortization	–	(741)	(741)
Balance at June 30, 2017	$12,245	$(1,425)	$10,820

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis at June 30, 2017:

	Balance at June 30, 2017	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative Liabilities	$52,757	$–	$–	$52,757
Total Financial Assets	$52,757	$–	$–	$52,757

Following is a summary of activity through June 30, 2017 of the fair value of derivative liabilities valued using Level 3 inputs:

Balance at June 30, 2016	$–
Note inception date fair value	(2,559)
Change in fair value during 2017	55,316
Balance at June 30, 2017	$52,757

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying consolidated financial statements include the amortization period for intangible assets, valuation and impairment valuation of intangible assets, depreciable lives of the web site and property and equipment, valuation of warrants and beneficial conversion feature debt discounts, valuation of derivatives, valuation of share-based payments and the valuation allowance on deferred tax assets.

Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses, total assets, or stockholders’ equity as previously reported.

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

Advertising and Marketing

Advertising and marketing is expensed as incurred and is included in selling, general and administrative expenses on the accompanying statement of operations. For the years ended June 30, 2017 and 2016 advertising expense was $41,712 and $18,335, respectively.

Income Taxes

The Company adopted the provisions of ASC 740-10, “Accounting for Uncertain Income Tax Positions.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of June 30, 2017, all previous tax years remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

The Company adopted ASC 740-10, “Definition of Settlement in FASB Interpretation No. 48,” (“ASC 740-10”), which was issued on May 2, 2007. ASC 740-10 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under ASC 740-10. ASC 740-10 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The adoption of ASC 740-10 did not have an impact on the accompanying consolidated financial statements.

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares which may dilute future earnings per share consist of warrants to purchase 1,918,167 shares of common stock at June 30, 2017 and convertible notes convertible into 4,529,832 common shares. Equivalent shares are not utilized when the effect is anti-dilutive.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of June 30, 2017 and 2016.

Effect of Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU No. 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for annual reporting periods beginning after December 15, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements (Topic 205) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance requires management to perform an evaluation each annual and interim reporting period of whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within the one-year period after the date that the financial statements are issued. If such conditions are identified, the guidance requires an entity to provide certain disclosures about the principal conditions or events that gave rise to the substantial doubt about the entity’s ability to continue as a going concern, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations and management’s plans to alleviate or mitigate substantial doubt about the entity’s ability to continue as a going concern. The guidance is effective for the first annual period ending after December 15, 2016 and interim periods thereafter. The Company currently does not expect the adoption of ASU 2014-15 to have a material impact on its financial statements and does not anticipate early adoption of this pronouncement.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued an ASU on lease accounting. The ASU requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. The ASU is effective for reporting periods beginning after December 15, 2018 with early adoption permitted. While the Company is still evaluating the ASU, the Company expects the adoption of the ASU to have a material effect on the Company’s financial condition due to the recognition of the lease rights and obligations as assets and liabilities. The Company does not expect the ASU to have a material effect on the Company’s results of operations, and the ASU will have no effect on cash flows.

The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a significant effect on the Company’s financial statement.

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

The closing of the merger was conditioned upon certain, limited customary representations and warranties, as well as the satisfaction or waiver of specified conditions to closing. As the parties satisfied all of the closing conditions, we filed Articles of Merger in Nevada consummating the merger, and shareholders of the Private Company pre-merger (Perry) owned approximately 48.1% of our issued and outstanding common stock post-merger. Following the merger, the Company focused on pursuing Private Company’s historical businesses.

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

Licensing Rights

On February 8, 2016, the Company and Freedom Leaf Netherlands, B.V. (“FLNL”), a company located in the Netherlands, executed a Memorandum of Understanding (“MOU”), wherein the Company granted FLNL a right of first refusal to license certain rights from the Company described below in exchange for a payment of $25,000, and the parties agreed to negotiate a definite license agreement for such rights with the terms of the definitive agreement incorporating the material terms set forth in the MOU. Such rights include FLNL’s rights to use various trademarks of the Company, primarily “Freedom Leaf,” and other related rights, for use in the Netherlands by FLNL, including FLNL’s right to publish a Freedom Leaf magazine in the Netherlands, sell Freedom Leaf products and perform other activities related to the business of the Company. FLNL is a shareholder (common stock and warrants to purchase additional common stock) of the Company. On December 15, 2016, the Company and FLNL executed the license agreement. The agreement provided for a licensing fee of $250,000 with a payment schedule as follows: $70,869 which has been paid from the date of the MOU until the date of the agreement; $25,000 payment every two months, commencing on April 10, 2017 with the last payment on April 10, 2018, and a final payment of $4,131 on June 10, 2018. As the Company is allowing for progress payments, the balance is shown net of imputed interest on the balance sheet. The Company also provided FLNL with warrants to purchase up to 1,000,000 shares of common stock. The warrants have an exercise price of $0.05. The warrants can be exercised as follows: 250,000 warrants between June 2017 and August 2017; 250,000 warrants between September 2017 and November 2017; 250,000 warrants between December 2017 and February 2018; and 250,000 warrants between March 2018 and May 2018. See Notes 7 and 11.

On December 15, 2016, the Company and Freedom Leaf Iberia, B.V. (“FLI”), a company incorporated under the laws of the Netherlands, executed a license agreement. The licensing agreement provides FLI the distribution rights to the Company’s magazine and other “Freedom Leaf” branded merchandise. The territory of the agreement is Spain and Portugal. The agreement provided for a license fee of $250,000 payable to the Company. The payment schedule provides for a $25,000 payment every two months, beginning on April 20, 2017, concluding on April 20, 2018, with a final payment of $75,000 on June 20, 2018. As the Company is allowing for progress payments, the balance is shown net of imputed interest on the balance sheet. The Company also provided FLI with warrants to purchase up to 1,000,000 shares of common stock. The warrants have an exercise price of $0.05. The warrants can be exercised as follows: 250,000 warrants between June 2017 and August 2017; 250,000 warrants between September 2017 and November 2017; 250,000 warrants between December 2017 and February 2018; and 250,000 warrants between March 2018 and May 2018. See Notes 7 and 11.

On March 31, 2017, the Company entered into a license agreement with BBD Healthcare Strategies, LLC, a Florida limited liability company (“BBDHS”), pursuant to which BBDHS received distribution rights to the Company’s magazine and other “Freedom Leaf” branded merchandise for the State of Florida, in consideration of (1) a license fee of $250,000, paid $25,000 at execution, and $25,000 due August 2017, October 2017, December 2017, February 2018, March 2018, April 2018, May 2018 and concluding June 2018, with a final payment of $50,000, (2) ongoing royalties of 5% for sales of Company merchandise purchased from the Company, (3) ongoing royalties of 10% for sales of Company merchandise purchased from a third party supplier, and (4) ongoing royalties of 33% for Company seminars and conferences. As the Company is allowing for progress payments, the balance is shown net of imputed interest on the balance sheet. The Company also provided BBDHS with warrants to purchase 1,200,000 shares of Company common stock at an exercise price of $0.05, exercisable as follows: 240,000 shares between September 1, 2017 and October 31, 2017, 240,000 shares between November 1, 2017 and December 31, 2017, 240,000 shares between January 1, 2018 and February 28, 2018, 240,000 shares between March 1, 2018 and May 30, 2018, and 240,000 shares between June 1, 2018 and July 30, 2018. See Notes 7 and 11.

Incubation Agreement

On January 18, 2016, the Company and Plants to Paper, LLC (“PTP”), a New Jersey limited liability company, executed an Incubation Agreement. PTP owned the patent pending application 62/245,153 (the “Patent”) with the title being “Rolling Papers and Blunt Wraps made from 100% Marijuana.” PTP agreed to transfer its ownership rights in the patent application to the Company, as well as PTP’s Medical Marijuana / Cannabis / Hemp Industry Incubator program. The Company agreed to supply management services and to fund the early stage development of PTP. The Incubation Agreement is for a period of twelve months. PTP will provide the Company with 20% of the outstanding membership shares of PTP in exchange for its services. The costs of patent registrations in the United States and other countries will be the liability of PTP. As of June 30, 2017, PTP had no activity. On February 1, 2017, the Agreement was modified for the following items: a) to provide 25% of the outstanding membership shares of PTP; b) require that the Patent be assigned to PTP; and c) acknowledge that the ownership rights have not been transferred to the Company as of February 1, 2017.

Sales Representation Contract

On December 22, 2016, the Company and NuAxon BioScience, Inc. (“NuAxon”), a Delaware corporation, executed a Sales Representation Contract. NuAxon is a manufacturer and distributor for bulk extracts, Rebel Herbs brand products, and Intelligence Tree brand products. The contract appoints the Company as NuAxon’s sales representative worldwide. The contract is for a period of one year and shall automatically renew for successive terms of the same duration. The contract provides a commission for sales by the Company at rates as follows: a) bulk extracts is 9% with a 2% bonus on annual sales above $500,000; b) Rebel Herbs and Intelligence Tree brand products is 10% with a 3% bonus on annual sales above $1,000,000. As of June 30, 2017, there have been no sales or commissions earned.

Equipment Sales Representative Contract

On December 22, 2016, the Company and NuAxon executed an Equipment Sales Representative Contract. NuAxon is a manufacturer and distributor for extraction equipment. The contract appoints the Company as NuAxon’s equipment sales representative worldwide. The contract is for a period of one year and shall automatically renew for successive terms of the same duration. The contract provides a commission for sales by the Company at various rates ranging from 3% to 10%, dependent on the cumulative annual sales. On March 15, 2017, the Company entered into an Exclusive Distribution Agreement with NuAxon to sell NuAxon’s CO2 extraction equipment pursuant to which the Company would be paid increasing commissions depending on gross sales of the equipment. On March 16, 2017, the Company issued a purchase order (the “Purchase Order”) to NuAxon to purchase extraction equipment for one of the Company’s customers. As of June 30, 2017, there were sales of $210,000.

LaMarihuana Purchase

On May 30, 2017, Cannabis Business Solutions Inc. (the “Buyer”), a wholly-owned Nevada subsidiary of the registrant, Freedom Leaf Inc., entered into an Asset Purchase Agreement with Valencia Web Technology S.L., B-97183354, a Spanish limited liability company (Sociedad de Responsabilidad Limitada) (the “Seller”) to purchase the Seller’s assets, including its cash and cash equivalents, equipment, inventory, receivables, and two of its websites www.lamarihuana.com and www.marihuana-medicinal.com (but not including the Seller’s website cannabislandia.com), for a purchase price consisting of a 10% interest in the Buyer, and 3,000,000 shares of common stock of the registrant, valued at $300,000 (the “Initial FRLF Shares”), with additional shares of the registrant’s common stock due six months following closing if, at such time, the average closing price of the registrant’s common stock during the previous five trading days is less than $0.10/share. Such additional shares shall be calculated as follows: $300,000 minus the product of (a) the Initial FRLF Shares multiplied by (b) the average closing price of the registrant’s common stock during the five trading days immediately preceding the True-Up Date (the “True-Up Price”), with such difference divided by the True-Up Price. As of June 30, 2017, the common stock issued was valued at $184,500 therefore a contingent liability of $150,000 was recorded (see Note 4).

NOTE 3 – GOING CONCERN

The Company has a net loss for the year ended June 30, 2017 of $910,650 and working capital as of June 30, 2017 of $467,659, and has used cash in operations of $435,450 for the year ended June 30, 2017. In addition, as of June 30, 2017, the Company had a stockholders’ equity and accumulated deficit of $187,818 and $4,920,988, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of October 5, 2017, there were no pending or threatened lawsuits.

Lease Commitment

We lease approximately 2,800 square feet of office space in Las Vegas, Nevada, pursuant to a lease that will expire on December 31, 2019. This facility serves as our corporate headquarters. After December 31, 2017, the Company has the option to opt out of the lease.

Future minimum lease payments under these leases are as follows:

2018	$23,928
2019	18,943

Total	$42,871

Rent expense for the years ended June 30, 2017 and 2016 was $39,600 and $33,919, respectively.

Other Commitment

On May 30, 2017, Cannabis Business Solutions Inc. (the “Buyer”), a wholly-owned Nevada subsidiary of the registrant, Freedom Leaf Inc., entered into an Asset Purchase Agreement with Valencia Web Technology S.L., B-97183354, a Spanish limited liability company (Sociedad de Responsabilidad Limitada) (the “Seller”) to purchase the Seller’s assets, including its cash and cash equivalents, equipment, inventory, receivables, and two of its websites www.lamarihuana.com and www.marihuana-medicinal.com (but not including the Seller’s website cannabislandia.com), for a purchase price consisting of a 10% interest in the Buyer, and 3,000,000 shares of common stock of the registrant, valued at $300,000 (the “Initial FRLF Shares”), with additional shares of the registrant’s common stock due six months following closing if, at such time, the average closing price of the registrant’s common stock during the previous five trading days is less than $0.10/share. Such additional shares shall be calculated as follows: $300,000 minus the product of (a) the Initial FRLF Shares multiplied by (b) the average closing price of the registrant’s common stock during the five trading days immediately preceding the True-Up Date (the “True-Up Price”), with such difference divided by the True-Up Price. As of June 30, 2017, the common stock issued was valued at $184,500 therefore a contingent liability of $150,000 was recorded (see Note 2).

NOTE 5 – RELATED PARTIES

Richard C. Cowan (“Cowan”), a former director and officer of the Company, has payables and accruals due to him of $269,225 and $100,000 as of June 30, 2017 and June 30, 2016, respectively. The payable, as agreed upon, is greater than one year, without any other set terms for repayment. Imputed interest is immaterial.

Clifford J. Perry (“Perry”), Chief Executive Officer, Chief Financial Officer, and a director of the Company, has payables and accruals due to him of $133,944 and $34,500 as of June 30, 2017 and June 30, 2016, respectively. Imputed interest is immaterial. On July 31, 2017, the Company issued 5,784,061 shares of common stock to Cliff Perry for accrued compensation of $112,500. See Note 14.

Raymond P. Medeiros (“Medeiros”), a director of the Company, has payables and accruals due to him of $52,500 and $10,500 as of June 30, 2017 and June 30, 2016, respectively. Imputed interest is immaterial. On July 31, 2017, the Company issued 2,699,228 shares of common stock to Raymond Medeiros for accrued compensation of $52,500. See Note 14.

A shareholder of the Company is owed $0 and $10,000 as of June 30, 2017 and June 30, 2016, respectively.

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

NOTE 6 – CONVERTIBLE NOTES PAYABLE, NET OF PREMIUMS AND NOTES PAYABLE

Convertible notes payable, all classified as current at June 30, 2017, consist of the following:

Convertible notes, net of discounts and notes payable
	June 30, 2017			June 30, 2016
			Principal,			Principal,
		Debt	net of		Debt	net of
	Principal	Discounts	Discounts	Principal	Discounts	Discounts
Swiss Allied Trust, Inc. (a)	$–	$–	$–	$50,000	$(24,794)	$25,206
Swiss Allied Trust, Inc. (a)	–	–	–	50,000	(30,685)	19,315
Pure Energy (a)	15,475	(7,489)	7,986	–	–	–
Pure Energy (a)	13,480	(5,565)	7,915	–	–	–
Power Up (a)	75,000	(39,330)	35,670	–	–	–
Power Up (a)	38,000	(18,893)	19,107	–	–	–

Total	$141,955	$(71,277)	$70,678	$100,000	$(55,479)	$44,521

(a) Convertible

On July 7, 2015, the Company executed a convertible promissory note for $5,000 with Bruce Perlowin. The note is for one year, 12% interest rate, and convertible at $0.10 per share. The current price at that date was $0.085, which is less than the conversion price. The stock price for our common stock as of September 30, 2015 was $0.40. Our common stock is thinly traded therefore our price, as management has determined, is not indicative of our valuation. In October 2015, the Company issued common stock for services to unrelated parties and the common stock was values at $0.20, therefore, the $0.20 was used for valuation purposes for this note. A beneficial conversion feature of $5,000 was recorded and subsequently amortized. The Company has recorded accrued interest of $467 as of June 30, 2017. On April 15, 2016, Mr. Perlowin converted the principal of this promissory note into 50,000 shares of common stock (see Note 7). The accrued interest was not converted.

On August 12, 2015, the Company executed a convertible promissory note for $5,000 with Bruce Perlowin. The note is for one year, 12% interest rate, and convertible at $0.10 per share. The current price at that date was $0.10, which is less than the conversion price. The stock price for our common stock as of September 30, 2015 was $0.40. Our common stock is thinly traded therefore our price, as management has determined, is not indicative of our valuation. In October 2015, the Company issued common stock for services to unrelated parties and the common stock was values at $0.20, therefore, the $0.20 was used for valuation purposes for this note. A beneficial conversion feature of $5,000 was recorded and subsequently amortized. The Company has recorded accrued interest of $408 as of June 30, 2017. On April 15, 2016, Mr. Perlowin converted the principal of this promissory note into 50,000 shares of common stock (see Note 7). The accrued interest was not converted.

On August 20, 2015, the Company executed a convertible promissory note for $12,500 with Svetlana Ogorodnikova. The note matures on February 19, 2016, 12% interest rate, and convertible at $0.10 per share. The current price at that date was $0.085, which is less than the conversion price. The stock price for our common stock as of December 31, 2015 was $0.40. Our common stock is thinly traded therefore our price, as management has determined, is not indicative of our valuation. In October 2015, the Company issued common stock for services to unrelated parties and the common stock was values at $0.20, therefore, the $0.20 was used for valuation purposes for this note. A beneficial conversion feature of $12,500 was recorded and subsequently amortized. The Company has recorded accrued interest of $986 as of June 30, 2017. On February 19, 2016, Ms. Ogorodnikova granted the Company an extension on the due date to June 30, 2016. On April 15, 2016, Ms. Ogorodnikova converted the principal of this promissory note into 125,000 shares of common stock (see Note 7). The accrued interest was not converted.

On December 14, 2015, the Company executed a convertible promissory note for $100,000 with Swiss Allied Trust, Inc. (“Swiss Allied”). The note has two funding dates; December 14, 2015 and January 15, 2016, each for $50,000. On January 26, 2016, the Company received $50,000 from Swiss Allied as the second tranche of the convertible promissory note. The term on each installment is for one year from the date of receipt of each tranche. Each installment is recorded and presented separately. For the initial tranche of $50,000, the Company recorded a beneficial conversion feature of $50,000 and, as of June 30, 2016, $14,795 was amortized. A beneficial conversion feature of $50,000 was recorded and, as of June 30, 2016, $8,904 has been amortized. For the initial tranche, the Company has recorded accrued interest of $3,211 as of June 30, 2017. For the second tranche, the Company has recorded accrued interest of $2,739 as of June 30, 2017. The beneficial conversion features were calculated on the conversion price of $0.005, as further discussed below. The Company maintained the common stock to be valued at $0.20, as discussed in prior notes, as the Company’s common stock continues to be thinly traded. Additionally, the Company issued Swiss Allied four warrants as an incentive to the note, each for 20,000,000 shares of the Company’s common stock, for a total of 80,000,000 warrants. On March 10, 2017, Swiss Allied and the Company entered into an agreement to convert all outstanding balances due to Swiss Allied into 3,000,000 shares of common stock.

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

On October 10, 2016, the Company executed a collateralized secured promissory note with Adar Bays, LLC (“Adar”) for $25,000. The Company netted $23,000 due to legal fees of $2,000. The note has a conversion discount of 45% based on the lowest closing price of the 20 days prior to conversion. The Company recorded a debt discount of $25,000 and as of June 30, 2017, had recorded $12,123 of amortization. The note matures on October 10, 2017 and bears interest at 8%. On April 6, 2017, the Company prepaid Adar $38,400 for full settlement of this note.

On November 1, 2016, the Company executed a collateralized secured promissory note with Eagle Equities, LLC (“Eagle”) for $25,000. The Company netted $23,000 due to legal fees of $2,000. The note has a conversion discount of 45% based on the lowest closing price of the 20 days prior to conversion. The Company recorded a debt discount of $25,000 and as of June 30, 2017, had recorded $7,986 of amortization. The note matures on November 1, 2017 and bears interest at 8%. On April 26, 2017, Eagle sold its convertible note to PureEnergy 714 LLC (“PureEnergy”) with no change in terms. As of June 30, 2017, there is $376 of accrued interest. On June 29, 2017, the Company issued 791,140 shares of common stock to PureEnergy for the conversion of $12,501 (see Note 7). On July 19, 2017, the Company issued 748,934 shares of common stock to PureEnergy related to the conversion of $13,481 (see Note 14).

On May 23, 2017, the Company executed a convertible promissory note with PureEnergy for $15,475. The note has a conversion discount of 45% based on the lowest closing price of the 20 days prior to conversion. The Company recorded a debt discount of $15,475 and as of June 30, 2017, had recorded $7,986 of amortization. The note matures on February 23, 2018 and bears interest at 8%. As of June 30, 2017, there is $210 of accrued interest.

On May 10, 2017, the Company executed a convertible promissory note with Power Up for $75,000. The note has a conversion discount of 35% based on the lowest closing price of the 20 days prior to conversion. The Company recorded a debt discount of $75,000 and as of June 30, 2017, had recorded $35,670 of amortization. The note matures on February 23, 2018 and bears interest at 8%. As of June 30, 2017, there is $1,282 of accrued interest. On September 28, 2017, Pure Energy purchased the May 10, 2017 convertible promissory note between the Company and Power Up (see Note 14). The Power Up convertible promissory note was for $75,000. The Company and Pure Energy entered into a revised convertible promissory note to replace the Power Up convertible promissory note in the amount of $78,427, with a maturity date of September 27, 2018, and bears interest of 8%. In conjunction with this purchase by Pure Energy, the Power Up had a prepayment penalty of $28,496, which Pure Energy paid to Power Up. The Company issued a second convertible promissory note for $33,842, which included the prepayment penalty and legal fees of $5,346. The second convertible promissory note matures on September 27, 2018 and bears interest of 8%.

On June 20, 2017, the Company executed a convertible promissory note with Power Up for $38,000. The note has a conversion discount of 35% based on the lowest closing price of the 20 days prior to conversion. The Company recorded a debt discount of $38,000 and as of June 30, 2017, had recorded $19,107 of amortization. The note matures on February 23, 2018 and bears interest at 8%. As of June 30, 2017, there is $137 of accrued interest.

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

On January 30, 2017, the Company entered into an agreement with CorporateAds.com, LLC (“CorporateAds.com”) for services. The compensation provides a minimal $500 per week payment, 150,000 shares of common stock, and 150,000 warrants for common stock. The warrants have an exercise price of $0.10 per share with an expiration 18 months after issuance. The agreement is for 15 days and has an auto renewal feature for an additional 75 days. During the 75-day period, the Company will pay $500 for each additional week. On February 1, 2017, both parties agreed to an addendum to the agreement to change the exercise price of $0.10 for the warrants to the following: 50,000 of the warrants have an exercise price of $0.10 per share; 50,000 of the warrants have an exercise price of $0.125 per share; and 50,000 of the warrants have an exercise price of $0.15 per share.

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

On April 3, 2017, the Company issued 240,770 shares of common stock to a consultant of the Company for services.

On April 25, 2017, the Company issued 200,000 shares of common stock to CorporateAds.com, in regards to the January 30, 2017 agreement.

On May 30, 2017, the Company issued 3,000,000 shares of common stock to Valencia Web Technology for intellectual property with a value set at $300,000. The shares were valued at $0.04, or $187,500. The agreement requires for a value at a later date of $300,000. Therefore, the Company recorded a contingent liability of $112,500.

On May 31, 2017, the Company issued 177,032 shares of common stock to Rene Velez for services.

On June 12, 2017, the Company issued 119,900 shares of common stock to Sandra Newman for the settlement of accounts payable of $5,995.

On June 12, 2017, the Company authorized the issuance 200,000 shares of common stock to Jason Edwards for services valued at $10,000. The shares were valued at $9,000 and the Company recognized a gain of $1,000. As of June 30, 2017, the shares remained as issuable.

On June 23, 2017, the Company issued 226,881 shares of common stock to Louis Yovino for the settlement of accounts payable of $8,803.

On June 23, 2017, the Company issued 596,163 shares of common stock to Michael Ostrander for services.

On June 29, 2017, the Company issued 791,140 shares of common stock to PureEnergy in conjunction with a convertible promissory note (see Note 6).

On June 30, 2017, the Company issued 300,000 shares of common stock to Michael Ostrander for services.

On June 30, 2017, the Company issued 400,000 shares of common stock to Jason Edwards for services.

On June 30, 2017, the Company issued 120,000 shares of common stock to a consultant of the Company for services.

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

On December 14, 2015, the Company executed a convertible promissory note for $100,000 with Swiss Allied (see Note 6). The Company issued Swiss Allied four warrants as an incentive to the note, each for 20,000,000 shares of the Company’s common stock, for a total of 80,000,000 warrants. Each warrant has an exercise price of $0.005 per share. The four warrants, each for 20,000,000 shares of common stock, mature on March 31, 2016, June 30, 2016, October 31, 2016, and March 31, 2017, respectively. The warrants, as an incentive to the note, should have a beneficial conversion feature. As the note’s beneficial conversion feature is at the maximum, there is no beneficial conversion feature to record. If Swiss Allied exercises all warrants, the Company would receive an additional $400,000 for said shares of common stock. If Swiss Allied does not exercise all 80,000,000 warrants, by the maturation dates, as described herein, the exercise price shall be adjusted to $0.06, an increase of $0.055 per share as a penalty, which is payable to the Company at the time Swiss Allied requests to have the Rule 144 restriction removed. The interest rate for each loan tranche is 8% and is accrued with a payment date of December 15, 2016 for the first tranche and January 15, 2017 for the second tranche. The conversion price for the $100,000, which may happen any time prior to December 14, 2016, shall be the greater of $0.03 or 50% of the lowest closing price on the primary trading market on which the Company’s common stock is quoted for the five trading days immediately prior to, but not including, the conversion date, assuming that Swiss Allied has not exercised all 80,000,000 warrants for common stock. The conversion price for the $100,000, assuming that Swiss Allied has exercised all 80,000,000 warrants for common stock, shall be $0.005 per share. Swiss Allied has a right of first refusal on any future funding to the Company. Swiss Allied has the right to name a party to serve as a member of the Company’s board of directors if Swiss Allied owns at least 40,000,000 shares of the Company’s common stock. If Swiss Allied owns at least 80,000,000 shares of the Company’s common stock, they have the right to name two parties to the Company’s board of directors. The two directors will remain as long as Swiss Allied owns 55,000,000 shares of the Company’s common stock. See Note 6 for amendment on the warrant that matured on March 31, 2016.

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

NOTE 8 – REVENUE CLASSES

Selected financial information for the Company’s operating revenue classes as of June 30, 2017 and 2016, are as follows:

	For the years ended
Revenues:	June 30,
	2017	2016
Magazine related	$39,161	$85,675
Referral fees	10,054	7,798
Licensing fees	750,000	25,000
Equipment sales commissions	18,242	–
Total	$817,457	$118,473

	For the years ended
Direct costs of revenue:	June 30,
	2017	2016
Magazine related	$124,290	$132,381
Referral fees	–	–
Licensing fees	–	–
Equipment sales commissions	–	–
Total	$124,290	$132,381

The Company’s four revenue classes are magazine related, referral fees, licensing fees (see Note 2) and equipment sales commissions (see Note 2).

NOTE 9 – INCOME TAX

As of June 30, 2017, and 2016, the Company has net operating loss carry forwards of $3,196,453 and $3,195,067, respectively. The carry forwards expire through the year 2034. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% to loss before taxes), as follows:

	For the Years Ended
	June 30,
	2017	2016

Tax expense (benefit) at the statutory rate	$(309,621)	$(1,056,037)
State income taxes, net of federal income tax benefit	(134)	(15,766)
Change in valuation allowance	309,755	1,071,803

Total	$–	$–

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax years 2014 through 2017 remain to examination by federal agencies and other jurisdictions in which it operates.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at June 30, 2017 and 2016, respectively, are as follows:

	June 30,
	2017	2016

Deferred tax assets:
Net operating loss carryforward	$1,073,183	$1,071,797
Timing differences	908,366	908,366
Total gross deferred tax assets	1,981,549	1,980,163
Less: Deferred tax asset valuation allowance	(1,981,549)	(1,980,163)

Total net deferred taxes	$–	$–

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2017 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $1,981,549 and $1,980,163 as of June 30, 2017 and 2016, respectively.

NOTE 10 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the FDIC. No amounts exceeded federally insured limits as of June 30, 2017. There have been no losses in these accounts through June 30, 2017.

Concentration of Revenue

In 2017, the Company had three customers that made up 90.3% or more of its revenue. In 2016, the Company had one customer that made up 12% or more of its revenue.

Concentration of Supplier

The Company does not rely on any particular suppliers for its services.

Concentration of Intellectual Property

The Company owns or has filed for the trademarks “Freedom Leaf,” “Hemp Inspired,” “Cannabizu,” and “Cannabiz” as filed with the United States Patent and Trademark Office. The Company has filed for “Freedom Leaf” in Jamaica and Uruguay.

NOTE 11 – OTHER RECEIVABLES

The Company has three licensing agreements with the following: FLNL, FLI and BBDHS (see Note 2). The net present value, per entity, as recorded in Other Receivables as of June 30, 2017, is as follows:

FLNL	$173,551
FLI	240,555
BBDHS	223,711
Total	$637,817

The balances will be fully amortized by June 30, 2018.

NOTE 12 – INTANGIBLE ASSETS

The Company has intangible assets related to website development. The amortization of the intangible assets is over a fifteen-year period. As of June 30, 2017, and 2016, the Company had intangible assets, net of accumulated amortization, of $10,820 and $7,464, respectively. Variances between the two reporting periods are primarily due to the currency translation calculation. The intangible assets are as follows:

	June 30,	June 30,
	2017	2016

Website development	$12,245	$8,148
Total intangible assets	12,245	8,148
Less: Accumulated amortization	1,425	684
Intangible assets, net	$10,820	$7,464

The amortization expense for the years ended August 31, 2017 and 2016, was $741 and $515, respectively.

The following table presents the amortization for the next five years:

2018	$816
2019	816
2020	816
2021	816
2022 and thereafter	7,556
Total	$10,820

NOTE 13 – DERIVATIVES

Embedded Conversion Option Derivatives

Due to the conversion terms of certain promissory notes, the embedded conversion options met the criteria to be bifurcated and presented as derivative liabilities. The Company calculated the estimated fair values of the liabilities for embedded conversion option derivative instruments at the original note inception date and as of June 30, 2017 using the Black-Scholes option pricing model using the share prices of the Company’s stock on the dates of valuation and using the following ranges for volatility, expected term and the risk-free interest rate at each respective valuation date, no dividend has been assumed for any of the periods:

	Note Inception Date	June 30, 2017

Volatility	170% - 232%	141%
Expected Term	0.75 - 0.83 years	0.33 - 0.96 years
Risk Free Interest Rate	1.07% - 1.18%	0.84%

The following reflects the initial fair value on the note inception date and changes in fair value through June 30, 2017:

Note inception date fair value allocated to debt discount	$122,500
Change in fair value in 2016	(122,500)
Embedded conversion option derivative liability fair value on June 30, 2016	–
Note inception date fair value allocated to debt discount	163,000
Note modifications adjustment	(54,927)
Change in fair value in 2017	(55,316)
Embedded conversion option derivative liability fair value on June 30, 2017	$52,757

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements, except as stated herein.

On July 5, 2017, the Company issued 200,000 shares of common stock to Jason Edwards for future services.

On July 5, 2017, the Company issued 177,032 shares of common stock to Rene Velez for future services.

On July 19, 2017, the Company issued 748,934 shares of common stock to PureEnergy related to the conversion of $13,481 of a convertible promissory note (see Note 4).

On July 20, 2017, the Company executed a convertible promissory note with Power Up for $38,000. The note has a conversion discount of 35% based on the lowest closing price of the 20 days prior to conversion. The Company will record a debt discount accordingly. The note matures on March 20, 2018 and bears interest at 8%.

On July 31, 2017, the Company issued 5,784,061 shares of common stock to Cliff Perry for accrued compensation of $112,500. See Note 5.

On July 31, 2017, the Company issued 2,699,228 shares of common stock to Raymond Medeiros for accrued compensation of $52,500. See Note 5.

On August 14, 2017, the Company issued 400,000 shares of common stock to Jason Edwards for future services.

On August 14, 2017, the Company issued 500,000 shares of common stock to Nuaxon Bioscience as part of the agreement for exclusive rights to market and sell their equipment.

On August 16, 2017, the Company authorized the issuance of 748,934 shares of common stock to Pure Energy for the conversion of $13,481 of notes payable. The shares are issuable as of the date of this report.

On August 17, 2017, the Company issued 345,451 shares of common stock to Lakeport Business Services, Inc. for accounts payable of $9,450.

On August 23, 2017, the Company issued 500,000 shares of common stock to Frank Dobrucki for future services.

On August 25, 2017, the Company issued 600,000 shares of common stock to Christopher Thompson for services in August 2017.

On August 25, 2017, the Company issued 550,000 shares of common stock to Joshua Halford for services in August 2017.

On August 28, 2017, the Company issued 1,061,500 shares of common stock to Christopher Sloan for services in August 2017 (600,000 shares of common stock) and for accrued expenses of $23,075 (461,500 shares of common stock).

On August 28, 2017, the Company issued 530,303 shares of common stock to Neil Dutson for services valued at $17,500.

On August 29, 2017, the Company issued 100,000 shares of common stock to Marc Hatch for services valued at $5,000.

On September 28, 2017, Pure Energy purchased the May 10, 2017 convertible promissory note between the Company and Power Up (see Note 6). The Power Up convertible promissory note was for $75,000. The Company and Pure Energy entered into a revised convertible promissory note to replace the Power Up convertible promissory note in the amount of $78,427, with a maturity date of September 27, 2018, and bears interest of 8%. In conjunction with this purchase by Pure Energy, the Power Up had a prepayment penalty of $28,496, which Pure Energy paid to Power Up. The Company issued a second convertible promissory note for $33,842, which included the prepayment penalty and legal fees of $5,346. The second convertible promissory note matures on September 27, 2018 and bears interest of 8%.

On October 6, 2017, the Company issued 400,000 shares of common stock to Jason Edwards for services valued at $20,000.

On October 6, 2017, the Company issued 600,000 shares of common stock to Michael Ostrander for services valued at $30,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in rule 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of the CEO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Internal controls over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records which in reasonable detail accurately and fairly reflect the transactions and disposition of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made in accordance with authorizations of management and directors of the issuer; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In evaluating the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017, management used the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the criteria established by COSO, management (with the participation of the CEO and CFO) identified the following material weaknesses in the Company’s internal control over financial reporting as of June 30, 2017, which arose from the limited number of number of staff at the Company and the inability to achieve proper segregation of duties:

○	The Company lacked effective controls for ensuring the accuracy of reporting over significant account balances, including the review, approval, and documentation of related transactions and account reconciliations and other complex accounting procedures.

○	The Company lacked effective controls because their directors are not independent.

As a result of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2017, based on the criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

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

Name	Age	Position

Clifford J. Perry	64	Chief Executive Officer, Chief Financial Officer, Treasurer, Director (1)
Richard C. Cowan	77	Director (2)
Raymond P. Medeiros	68	Director (3)

(1)	Appointed as Director on November 6, 2014. Appointed as CEO and CFO on March 1, 2015.

(2)	Appointed as CEO, CFO and Director on November 6, 2014. Resigned as CEO and CFO on February 28, 2015. Resigned as Director on September 29, 2017.

(3)	Appointed on January 22, 2015.

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

Director Compensation

During the fiscal year ended June 30, 2017 and 2016, we did not have an independent director. Directors that were employees were not paid any fees for their role as director.

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

We believe that members of our board of directors are capable of analyzing and evaluating our consolidated financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

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

•	This structure creates efficiency in the preparation of the meeting agendas and related Board materials as the Company’s Chief Executive Officer works directly with those individuals preparing the necessary Board materials and is more connected to the overall daily operations of the Company. Agendas are also prepared with the permitted input of the full Board of Directors allowing for any concerns or risks of any individual director to be discussed as deemed appropriate. The Board believes that the Company has benefited from this structure, and Mr. Perry's continuation in the combined role of the Chairman and Chief Executive Officer is in the best interest of the stockholders.

•	The Company believes that the combined structure is necessary and allows for efficient and effective oversight, given the Company’s relatively small size, its corporate strategy and focus.

The Board of Directors does not have a specific role in risk oversight of the Company. The Chairman, President and Chief Executive Officer and other executive officers and employees of the Company provide the Board of Directors with information regarding the Company’s risks.

Item 11. Executive Compensation.

The table below sets forth, for our last two fiscal years, the compensation earned by Clifford J. Perry, our director (from November 6, 2014 through June 30, 2017) and as our chief executive officer and chief financial officer (from March 1, 2015 through June 30, 2017), Richard C. Cowan, our director (from November 6, 2014 through June 30, 2017) and as our former chief executive officer and chief financial officer (from November 6, 2014 through February 28, 2015), and Raymond P. Medeiros, our director (from January 22, 2015 through June 30, 2017). The Company has not executed any employment agreements with any executive.

Name and			Deferred Compen-		Stock	Option and Warrant	All Other Compen-
Principal Position	Year	Salary	sation	Bonus	Awards	Awards	sation	Total
Richard C. Cowan (1)	2017	$–	$–	$–	$–	$–	$–	$–
Chief Executive Officer, Chief Financial Officer and Director	2016	$–	$–	$–	$–	$–	$–	$–

Clifford J. Perry (2)	2017	$–	$90,000	$–	$–	$–	$–	$90,000
Chief Executive Officer, Chief Financial Officer and Director	2016	$–	$22,500	$–	$–	$–	$–	$22,500

Raymond P. Medeiros (3)	2017	$–	$42,000	$–	$–	$–	$–	$42,000
Director	2016	$–	$10,500	$–	$–	$–	$–	$10,500

(1)	Mr. Cowan was appointed as CEO, CFO and Director on November 6, 2014. On February 28, 2015, Mr. Cowan resigned as CEO and CFO. On September 29, 2017, Mr. Cowan resigned as a Director.

(2)	Mr. Perry was appointed as Director on November 6, 2014. On March 1, 2105, he was appointed as CEO and CFO.

(3)	Mr. Medeiros was appointed as Director on January 22, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of the Company’s common stock (and preferred stock) as of June 30, 2017, for (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 3571 E. Sunset Road, Suite 420, Las Vegas, Nevada 89120.

		Amount &
		Nature
		of Beneficial	Percent of
Title of Class	Name of Beneficial Owners	Ownership (1)	Class (2)

Common stock, $0.001 par value	Richard C. Cowan (3)	31,259,971	28.1%
Common stock, $0.001 par value	Clifford J. Perry (4)	5,784,061	5.2%
Common stock, $0.001 par value	Raymond P. Medeiros (5)	5,000,000	4.5%
Series A preferred stock, $0.001 par value	Richard C. Cowan (3)	264,010	27.8%
Series A preferred stock, $0.001 par value	Clifford J. Perry (4)	684,012	72.2%

Common stock, $0.001 par value	All officers and directors as a Group	42,044,032	37.8%
Series A preferred stock, $0.001 par value	All officers and directors as a Group	948,022	100%

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power to the shares of the Company's common stock.
(2) As of June 30, 2016, a total of 111,101,795 shares of the Company's common stock are considered to be outstanding (includes issuable) pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner listed, any options exercisable within 60 days have been also included for purposes of calculating their percent of class.
(3) Former director and officer.
(4) Director and officer.
(5) Director.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Richard C. Cowan (“Cowan”), a former director and officer of the Company, has payables and accruals due to him of $269,225 and $100,000 as of June 30, 2017 and June 30, 2016, respectively.

Clifford J. Perry (“Perry”), Chief Executive officer, Chief Financial Officer, and a director of the Company, has payables and accruals due to him of $133,944 and $34,500 as of June 30, 2017 and June 30, 2016, respectively.

Raymond P. Medeiros (“Medeiros”), a director of the Company, has payables and accruals due to him of $52,500 and $10,500 as of June 30, 2017 and June 30, 2016, respectively.

A shareholder of the Company is owed $10,000 as of June 30, 2017.

On May 25, 2016, Perry converted 68,401,200 shares of common stock into 684,012 shares of Series A preferred stock.

On May 25, 2016, Cowan converted 26,401,000 shares of common stock into 264,010 shares of Series A preferred stock.

On June 30, 2017, Cowan converted $225,892 of payables and accruals into 2,509,914 shares of common stock. The conversion was at a 50% discount or $0.09 per share. As of June 30, 2017, these shares had not been issued and were recorded as issuable.

On July 31, 2017, the Company issued 5,784,061 shares of common stock to Cliff Perry for accrued compensation of $112,500.

On July 31, 2017, the Company issued 2,699,228 shares of common stock to Raymond Medeiros for accrued compensation of $52,500.

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

	Years Ended June 30,
Category	2017	2016
Audit Fees	$22,500	$18,500
Audit Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total	$22,500	$18,500

On May 4, 2015, the Company engaged Green & Company, CPAs (“Green”) of Tampa, Florida, as its new registered independent public accountant. During the year ended June 30, 2015, and prior to May 4, 2015 (the date of the new engagement), we did not consult with Green regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by Green, in either case where  written or oral advice provided by Green would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

Audit fees.  Consists of fees billed for the audit of our annual consolidated financial statements and review of our interim financial information and services that are normally provided by the accountant in connection with year-end and quarter-end statutory and regulatory filings or engagements.

Audit-related fees.  Consists of fees billed for services relating to review of other regulatory filings including registration statements, periodic reports and audit related consulting.

Tax fees. Consists of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

Other fees.  Other services provided by our accountants.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

Exhibits

See the Exhibit Index following the signature page of this Registration Statement, which Exhibit Index is incorporated herein by reference.

Number	Description

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1, filed on July 22, 2013)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1, filed on July 22, 2013)
3.3	Articles of Merger (incorporated by reference to our Current Report on Form 8-K, filed on February 25, 2015)
3.4	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K, filed on June 9, 2016)
10.1	Merger Agreement dated November 6, 2014 (incorporated by reference to our Form 10-Q/A for the period ended December 31, 2014, filed on September 11, 2015)
10.2	Audit for the Period Ended November 6, 2014 of Freedom Leaf Inc., the private company (incorporated by reference to our Form 10-Q/A for the period ended December 31, 2014, filed on September 11, 2015)
31.1 (1)	Certification of Principal Executive Officer of Freedom Leaf Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 (1)	Certification of Principal Accounting Officer of Freedom Leaf Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (1)	Certification of Principal Executive Officer of Freedom Leaf Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
32.2 (1)	Certification of Principal Accounting Officer of Freedom Leaf Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
101.INS	XBRL Taxonomy Extension Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________

(1) Filed herewith

Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Clifford J. Perry	October 19, 2017
Clifford J. Perry, Principal Executive Officer and Principal Accounting Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Clifford J. Perry	October 19, 2017
Clifford J. Perry, Director	Date

/s/ Raymond P. Medeiros	October 19, 2017
Raymond P. Medeiros, Director	Date

