Form 10-Q
period 2017-09-30
Freedom Leaf Inc.
filed 2017-11-20
CIK 1581545

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 14, 2017, there were 130,567,123 shares of common stock, par value $0.001 per share issued, issuable, and outstanding.

FREEDOM LEAF, INC.

FORM 10-Q

SEPTEMBER 30, 2017

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FREEDOM LEAF, INC.

and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	June 30,
	2017	2017
ASSETS
Current assets
Cash	$20,009	$2,498
Prepaid expense	–	1,600
Other receivable, net of discount	479,447	637,817
Total current assets	499,456	641,915

Fixed assets, net	142,313	–
Intangible assets, net	14,053	10,820
Other assets	365,084	338,084

Total assets	$1,020,906	$990,819

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Convertible notes payable, net of discount	$171,910	$70,678
Notes payable	2,693	3,141
Accounts payable	154,850	15,789
Accrued expenses	66,278	31,891
Accrued expenses to related parties	33,000	–
Derivative liabilities	157,743	52,757

Total current liabilities	586,474	174,256

Non-current liabilities
Other payables	–	188,075
Payable to related party	318,871	290,670

Total non-current liabilities	318,871	478,745

Total liabilities	905,345	653,001

Commitments and contingencies	174,000	150,000

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized Series A preferred stock, 1,000,000 shares authorized, 948,022 shares issued and outstanding at September 30, 2017 and June 30, 2017, respectively	948	948
Common stock, $0.001 par value, 500,000,000 shares authorized,124,591,272 and 111,101,795 shares issued, issuable, and outstanding at September 30, 2017 and June 30, 2017, respectively	124,591	111,102
Additional paid-in capital	5,444,594	4,996,756
Accumulated deficit	(5,628,572)	(4,920,988)
Total stockholders' equity (deficit)	(58,439)	187,817

Total liabilities and stockholders' equity (deficit)	$1,020,906	$990,818

See accompanying notes to unaudited condensed consolidated financial statements.

FREEDOM LEAF, INC.

and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Months Ended September 30,

(unaudited)

	2017	2016

Revenue, net	$1,327	$120,554

Operating expenses
Direct costs of revenue	33,146	25,265
General and administrative (includes stock-based compensation of $294,330 and $256,900 for the three months ended September 30, 2017 and 2016, respectively)	647,640	451,671
Marketing and selling	2,583	13,794

Operating loss	(682,042)	(370,176)

Other income (expense)
Interest expense	(5,209)	(2,401)
Interest income	5,162	–
Change in fair value of embedded conversion features	2,105	–
Beneficial conversion feature	(27,600)	(29,315)

Provision for income taxes	–	–

Net loss	$(707,584)	$(401,892)

Net loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	119,027,797	95,012,563

See accompanying notes to unaudited condensed consolidated financial statements.

FREEDOM LEAF, INC.

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended September 30,

	2017	2016
Cash flows from operating activities:
Net loss	$(707,584)	$(401,892)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	6,391	140
Beneficial conversion feature	27,600	29,315
Issuance of common stock for services	294,330	256,900
Change in fair value of embedded conversion features	(2,105)	–
Bad debt expense	158,370	–
Changes in operating assets and liabilities:
Inventory	–	1,075
Prepaid expense	1,600	–
Other receivable	–	2,399
Accounts payable	52,205	14,220
Accrued expenses	34,387	120,966
Accrued expenses to related parties	33,000	(45,000)
Net cash used in operating activities	(101,805)	(21,877)

Cash flows used in investing activities
Fixed asset acquired	(30,000)	–
Intangible asset acquired	(3,437)	(850)
Net cash used in investing activities	(33,437)	(850)

Cash flows from financing activities:
Proceeds from capital contributed	–	22,030
Proceeds from related party	28,201	–
Repayments on notes payable	(7,745)
Payments to related party	–	(3,462)
Proceeds from notes payable	132,297	5,400
Net cash provided by financing activities	152,753	23,968

Net increase in cash	17,511	1,241

Cash at beginning of period	2,498	1,758

Cash at end of period	$20,009	$2,999

Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$–

Cash paid for taxes	$–	$–

Non-cash investing and financing activities:
Conversion of debt into common stock	$53,764	$–
Issuance of notes payable for financing fees	$(37,249)	$–
Contingent liability	$51,000	$–
Derivatives liability	$275,123	$–
Fixed asset additions	$(118,500)

See accompanying notes to unaudited condensed consolidated financial statements.

Freedom Leaf Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(unaudited)

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

On October 3, 2014, the Company experienced a change in control. Richard C. Cowan acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between Mr. Cowan and Vladimir and Galina Shekhtman (“Sellers”). On the closing date, October 3, 2014, Cowan purchased from the Sellers 6,950,100 shares of the Company’s outstanding restricted common stock for $100,000, representing 93% of the then-outstanding common stock of the Company.

On November 6, 2014, the Company merged with Freedom Leaf Inc., a private Nevada corporation. The Company changed its name from Arkadia International, Inc., to Freedom Leaf Inc. As a result of the merger, the private company was dissolved, the sole officer, director and shareholder of the private company, Clifford J. Perry, became an officer and director of the Company, and Mr. Perry received approximately 48.1% of the Company’s common stock post-merger. See Note 2 for related discussion.

For financial reporting purposes, the merger was accounted for as a "reverse merger" and recapitalization rather than a business combination, and private company was deemed to be the accounting acquirer in the transaction, with the Company deemed to be the acquired company for financial reporting purposes. Consequently, the assets and liabilities and the operations that are reflected in the historical consolidated financial statements of the Company prior to the merger are those of the private company, and were recorded at the historical cost basis of the private company, and the consolidated financial statements after completion of the merger include the assets and liabilities of both the predecessor public company and private company, the historical operations of private company, and the operations of both companies from the date of the merger.

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

Freedom Leaf Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(unaudited)

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

Freedom Leaf Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(unaudited)

We currently measure and report at fair value our intangible assets (due to our impairment analysis) and derivative liabilities. The fair value of intangible assets has been determined using the present value of estimated future cash flows method. The fair value of derivative liabilities is measured using the Black-Scholes option pricing method. The following table summarizes our non-financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and June 30, 2017:

Quoted
Prices in
		Active	Significant
	Balance at	Markets	Other	Significant
	September 30,	for Identical	Observable	Unobservable
	2017	Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Trademarks	$14,053	$–	$–	$14,053
Total Financial Assets	$14,053	$–	$–	$14,053

Quoted
Prices in
		Active	Significant
	Balance at	Markets	Other	Significant
	June 30,	for Identical	Observable	Unobservable
	2017	Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Trademarks	$10,820	$–	$–	$10,820
Total Financial Assets	$10,820	$–	$–	$10,820

Following is a summary of activity through September 30, 2017 of the fair value of intangible assets valued using Level 3 inputs:

		Accumulated
	Asset	Amortization	Net
Balance at June 30, 2017	$12,245	$(1,425)	$10,820
Additions	3,437	–	3,437
Amortization	–	(204)	(204)
Balance at September 30, 2017	$15,682	$(1,629)	$14,053

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

Freedom Leaf Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(unaudited)

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis at September 30, 2017:

	Balance at September 30, 2017	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative Liabilities	$157,743	$–	$–	$157,743
Total Financial Assets	$157,743	$–	$–	$157,743

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis at June 30, 2017:

	Balance at June 30, 2017	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative Liabilities	$52,757	$–	$–	$52,757
Total Financial Assets	$52,757	$–	$–	$52,757

Following is a summary of activity through September 30, 2017 of the fair value of derivative liabilities valued using Level 3 inputs:

Balance at June 30, 2017	$52,757
Note inception date fair value	107,090
Change in fair value during fiscal year 2018	(2,104)
Balance at September 30, 2017	$157,743

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

Freedom Leaf Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(unaudited)

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

Advertising and Marketing

Advertising and marketing is expensed as incurred and is included in selling, general and administrative expenses on the accompanying statement of operations. For the three months ended September 30, 2017 and 2016 advertising expense was $2,583 and $13,794, respectively.

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

Freedom Leaf Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(unaudited)

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

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares which may dilute future earnings per share consist of warrants to purchase 1,918,167 shares of common stock at September 30, 2017 and convertible notes convertible into 7,310,824 common shares. Equivalent shares are not utilized when the effect is anti-dilutive.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of September 30, 2017 and June 30, 2017.

Effect of Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU No. 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for annual reporting periods beginning after December 15, 2017.  Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method, nor has it determined the effect of the standard on its ongoing financial reporting.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements (Topic 205) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The guidance requires management to perform an evaluation each annual and interim reporting period of whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within the one-year period after the date that the financial statements are issued. If such conditions are identified, the guidance requires an entity to provide certain disclosures about the principal conditions or events that gave rise to the substantial doubt about the entity’s ability to continue as a going concern, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations and management’s plans to alleviate or mitigate substantial doubt about the entity’s ability to continue as a going concern. The guidance is effective for the first annual period ending after December 15, 2016 and interim periods thereafter. The Company did not adopt ASU 2014-15 as it would not have a material impact on its financial statements.

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

Freedom Leaf Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2017

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

Freedom Leaf Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(unaudited)

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

On March 31, 2017, the Company entered into a license agreement with BBD Healthcare Strategies, LLC, a Florida limited liability company (“BBDHS”), pursuant to which BBDHS received distribution rights to the Company’s magazine and other “Freedom Leaf” branded merchandise for the State of Florida, in consideration of (1) a license fee of $250,000, paid $25,000 at execution, and $25,000 due August 2017, October 2017, December 2017, February 2018, March 2018, April 2018, May 2018 and concluding June 2018, with a final payment of $50,000, (2) ongoing royalties of 5% for sales of Company merchandise purchased from the Company, (3) ongoing royalties of 10% for sales of Company merchandise purchased from a third-party supplier, and (4) ongoing royalties of 33% for Company seminars and conferences. As the Company is allowing for progress payments, the balance is shown net of imputed interest on the balance sheet. The Company also provided BBDHS with warrants to purchase 1,200,000 shares of Company common stock at an exercise price of $0.05, exercisable as follows: 240,000 shares between September 1, 2017 and October 31, 2017, 240,000 shares between November 1, 2017 and December 31, 2017, 240,000 shares between January 1, 2018 and February 28, 2018, 240,000 shares between March 1, 2018 and May 30, 2018, and 240,000 shares between June 1, 2018 and July 30, 2018. See Notes 7 and 11.

Incubation Agreement

On January 18, 2016, the Company and Plants to Paper, LLC (“PTP”), a New Jersey limited liability company, executed an Incubation Agreement. PTP owned the patent pending application 62/245,153 (the “Patent”) with the title being “Rolling Papers and Blunt Wraps made from 100% Marijuana.” PTP agreed to transfer its ownership rights in the patent application to the Company, as well as PTP’s Medical Marijuana / Cannabis / Hemp Industry Incubator program. The Company agreed to supply management services and to fund the early stage development of PTP. The Incubation Agreement is for a period of twelve months. PTP will provide the Company with 20% of the outstanding membership shares of PTP in exchange for its services. The costs of patent registrations in the United States and other countries will be the liability of PTP. As of June 30, 2017, PTP had no activity. On February 1, 2017, the Agreement was modified for the following items: a) to provide 25% of the outstanding membership shares of PTP; b) require that the Patent be assigned to PTP; and c) acknowledge that the ownership rights have not been transferred to the Company as of September 30, 2017.

Sales Representation Contract

On December 22, 2016, the Company and NuAxon BioScience, Inc. (“NuAxon”), a Delaware corporation, executed a Sales Representation Contract. NuAxon is a manufacturer and distributor for bulk extracts, Rebel Herbs brand products, and Intelligence Tree brand products. The contract appoints the Company as NuAxon’s sales representative worldwide. The contract is for a period of one year and shall automatically renew for successive terms of the same duration. The contract provides a commission for sales by the Company at rates as follows: a) bulk extracts is 9% with a 2% bonus on annual sales above $500,000; b) Rebel Herbs and Intelligence Tree brand products is 10% with a 3% bonus on annual sales above $1,000,000. As of September 30, 2017, there have been no sales or commissions earned.

Freedom Leaf Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(unaudited)

Equipment Sales Representative Contract

On December 22, 2016, the Company and NuAxon executed an Equipment Sales Representative Contract. NuAxon is a manufacturer and distributor for extraction equipment. The contract appoints the Company as NuAxon’s equipment sales representative worldwide. The contract is for a period of one year and shall automatically renew for successive terms of the same duration. The contract provides a commission for sales by the Company at various rates ranging from 3% to 10%, dependent on the cumulative annual sales. On March 15, 2017, the Company entered into an Exclusive Distribution Agreement with NuAxon to sell NuAxon’s CO2 extraction equipment pursuant to which the Company would be paid increasing commissions depending on gross sales of the equipment. On March 16, 2017, the Company issued a purchase order (the “Purchase Order”) to NuAxon to purchase extraction equipment for one of the Company’s customers. As of September 30, 2017, there were no sales.

LaMarihuana Purchase

On May 30, 2017, Cannabis Business Solutions Inc. (the “Buyer”), a wholly-owned Nevada subsidiary of the registrant, Freedom Leaf Inc., entered into an Asset Purchase Agreement with Valencia Web Technology S.L., B-97183354, a Spanish limited liability company (Sociedad de Responsabilidad Limitada) (the “Seller”) to purchase the Seller’s assets, including its cash and cash equivalents, equipment, inventory, receivables, and two of its websites www.lamarihuana.com and www.marihuana-medicinal.com (but not including the Seller’s website cannabislandia.com), for a purchase price consisting of a 10% interest in the Buyer, and 3,000,000 shares of common stock of the registrant, valued at $300,000 (the “Initial FRLF Shares”), with additional shares of the registrant’s common stock due six months following closing if, at such time, the average closing price of the registrant’s common stock during the previous five trading days is less than $0.10/share. Such additional shares shall be calculated as follows: $300,000 minus the product of (a) the Initial FRLF Shares multiplied by (b) the average closing price of the registrant’s common stock during the five trading days immediately preceding the True-Up Date (the “True-Up Price”), with such difference divided by the True-Up Price. As of September 30, 2017, the common stock issued was valued at $184,500 therefore a contingent liability of $174,000 was recorded (see Note 4).

The Company is in the process of meeting international requirements for the complete use of the web sites by the Company. This process is expected to be completed before the end of this fiscal year.

NOTE 3 – GOING CONCERN

The Company has a net loss for the three months ended September 30, 2017 of $707,584 and working capital deficit as of September 30, 2017 of $87,018, and has used cash in operations of $101,805 for the three months ended September 30, 2017. In addition, as of September 30, 2017, the Company had a stockholders’ deficit and accumulated deficit of $58,439 and $5,628,572, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Freedom Leaf Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(unaudited)

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of November 14, 2017, there were no pending or threatened lawsuits.

Lease Commitment

We lease approximately 2,800 square feet of office space in Las Vegas, Nevada, pursuant to a lease that will expire on December 31, 2019. This facility serves as our corporate headquarters. After December 31, 2017, the Company has the option to opt out of the lease.

Future minimum lease payments under these leases are as follows:

2018	$17,946
2019	18,943

Total	$36,889

Rent expense for the three months ended September 30, 2017 and 2016 was $8,724 and $10,511, respectively.

NOTE 5 – RELATED PARTIES

Richard C. Cowan (“Cowan”), a former director and officer of the Company, has payables and accruals due to him of $321,885 and $269,225 as of September 30, 2017 and June 30, 2017, respectively. The payable, as agreed upon, is greater than one year, without any other set terms for repayment. Imputed interest is immaterial.

Clifford J. Perry (“Perry”), Chief Executive officer, Chief Financial Officer, and a director of the Company, has payables and accruals due to him of $19,486 and $133,944 as of September 30, 2017 and June 30, 2017, respectively. Imputed interest is immaterial. On July 31, 2017, the Company issued 5,784,061 shares of common stock to Cliff Perry for accrued compensation of $112,500. See Note 14.

Raymond P. Medeiros (“Medeiros”), a director of the Company, has payables and accruals due to him of $10,500 and $52,500 as of September 30, 2017 and June 30, 2017, respectively. Imputed interest is immaterial. On July 31, 2017, the Company issued 2,699,228 shares of common stock to Raymond Medeiros for accrued compensation of $52,500. See Note 14.

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

Freedom Leaf Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(unaudited)

NOTE 6 – OTHER RECEIVABLES

The Company has three licensing agreements with the following: FLNL, FLI and BBDHS (see Note 2). The net present value, per entity, as recorded in Other Receivables as of September 30, 2017, is as follows:

FLNL	$176,173
FLI	245,053
BBDHS	221,754
Subtotal	642,980
Less: Allowance	163,533
Net Balance	$479,447

As of September 30, 2017, FLNL, FLI and BBDHS are behind on payments of $75,000, $75,000, and $25,000, respectively. The Company granted deferment on the payments with each entity. The Company has recorded an allowance of $163,533.

The balances will be fully amortized by June 30, 2018.

NOTE 7 – FIXED ASSETS

The Company has fixed assets related to equipment. The depreciation of the fixed assets is over a five-year period. As of September 30, 2017, and June 30, 2017, the Company had fixed assets, net of accumulated depreciation, of $142,313 and $0, respectively. The fixed assets are as follows:

	September 30,	June 30,
	2017	2017

Equipment	$148,500	$–
Total fixed assets	148,500	–
Less: Accumulated depreciation	6,187	–
Fixed assets, net	$142,313	$–

The depreciation expense for the three months ended September 30, 2017 and 2016, was $6,187 and $0, respectively.

NOTE 8 – INTANGIBLE ASSETS

The Company has intangible assets related to website development. The amortization of the intangible assets is over a fifteen-year period. As of September 30, 2017, and June 30, 2017, the Company had intangible assets, net of accumulated amortization, of $14,053 and $10,820, respectively. The intangible assets are as follows:

	September 30,	June 30,
	2017	2017

Website development	$15,682	$12,245
Total intangible assets	15,682	12,245
Less: Accumulated amortization	1,629	1,425
Intangible assets, net	$14,053	$10,820

The amortization expense for the three months ended September 30, 2017 and 2016, was $204 and $140, respectively.

Freedom Leaf Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(unaudited)

The following table presents the amortization for the next five years:

2018	$612
2019	816
2020	816
2021	816
2022 and thereafter	10,993
Total	$14,053

NOTE 9 – DERIVATIVES

Embedded Conversion Option Derivatives

Due to the conversion terms of certain promissory notes, the embedded conversion options met the criteria to be bifurcated and presented as derivative liabilities. The Company calculated the estimated fair values of the liabilities for embedded conversion option derivative instruments at the original note inception date and as of September 30, 2017 and June 30, 2017, using the Black-Scholes option pricing model using the share prices of the Company’s stock on the dates of valuation and using the following ranges for volatility, expected term and the risk-free interest rate at each respective valuation date, no dividend has been assumed for any of the periods:

			Note
	September 30,	June 30,	Inception
	2017	2017	Date
Volatility	189%	141%	170% - 232%
Expected Term	0.09 - 0.99 years	0.33 - 0.96 years	0.75 - 1.0 years
Risk-Free Interest Rate	1.31%	0.84%	1.07% - 1.33%

The following reflects the initial fair value on the note inception date and changes in fair value through September 30, 2017:

Note inception date fair value allocated to debt discount	$122,500
Change in fair value in fiscal year 2016	(122,500)
Embedded conversion option derivative liability fair value on June 30, 2016	–
Note inception date fair value allocated to debt discount	163,000
Note modifications adjustment	(88,737)
Change in fair value in fiscal year 2017	(21,506)
Embedded conversion option derivative liability fair value on June 30, 2017	52,757
Note modifications adjustment	107,090
Change in fair value in fiscal year 2018	(2,104)
Embedded conversion option derivative liability fair value on September 30, 2017	$157,743

Freedom Leaf Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(unaudited)

NOTE 10 – CONVERTIBLE NOTES PAYABLE, NET OF PREMIUMS AND NOTES PAYABLE

Convertible notes, net of discounts and notes payable
	September 30, 2017			June 30, 2017
			Principal,			Principal,
		Debt	net of		Debt	net of
	Principal	Discounts	Discounts	Principal	Discounts	Discounts
PureEnergy	$15,475	$(1,436)	$14,039	$15,475	$(7,489)	$7,986
PureEnergy	–	–	–	13,480	(5,565)	7,915
PowerUp	–	–	–	75,000	(39,330)	35,670
PowerUp	38,000	(12,284)	25,716	38,000	(18,893)	19,107
PowerUp	53,000	(24,892)	28,108	–	–	–
PowerUp	38,000	(11,175)	26,825	–	–	–
PureEnergy	33,842	(16,817)	17,025	–	–	–
PureEnergy	78,427	(38,972)	39,455	–	–	–
LG	42,000	(21,258)	20,742	–	–	–

Total	$298,744	$(126,834)	$171,910	$141,955	$(71,277)	$70,678

On July 7, 2015, the Company executed a convertible promissory note for $5,000 with Bruce Perlowin. The note is for one year, 12% interest rate, and convertible at $0.10 per share. The current price at that date was $0.085, which is less than the conversion price. The stock price for our common stock as of September 30, 2015 was $0.40. Our common stock is thinly traded therefore our price, as management has determined, is not indicative of our valuation. In October 2015, the Company issued common stock for services to unrelated parties and the common stock was values at $0.20, therefore, the $0.20 was used for valuation purposes for this note. A beneficial conversion feature of $5,000 was recorded and subsequently amortized. The Company has recorded accrued interest of $467 as of September 30, 2017. On April 15, 2016, Mr. Perlowin converted the principal of this promissory note into 50,000 shares of common stock (see Note 7). The accrued interest was not converted.

On August 12, 2015, the Company executed a convertible promissory note for $5,000 with Bruce Perlowin. The note is for one year, 12% interest rate, and convertible at $0.10 per share. The current price at that date was $0.10, which is less than the conversion price. The stock price for our common stock as of September 30, 2015 was $0.40. Our common stock is thinly traded therefore our price, as management has determined, is not indicative of our valuation. In October 2015, the Company issued common stock for services to unrelated parties and the common stock was values at $0.20, therefore, the $0.20 was used for valuation purposes for this note. A beneficial conversion feature of $5,000 was recorded and subsequently amortized. The Company has recorded accrued interest of $408 as of September 30, 2017. On April 15, 2016, Mr. Perlowin converted the principal of this promissory note into 50,000 shares of common stock (see Note 7). The accrued interest was not converted.

On August 20, 2015, the Company executed a convertible promissory note for $12,500 with Svetlana Ogorodnikova. The note matures on February 19, 2016, 12% interest rate, and convertible at $0.10 per share. The current price at that date was $0.085, which is less than the conversion price. The stock price for our common stock as of December 31, 2015 was $0.40. Our common stock is thinly traded therefore our price, as management has determined, is not indicative of our valuation. In October 2015, the Company issued common stock for services to unrelated parties and the common stock was values at $0.20, therefore, the $0.20 was used for valuation purposes for this note. A beneficial conversion feature of $12,500 was recorded and subsequently amortized. The Company has recorded accrued interest of $986 as of September 30, 2017. On February 19, 2016, Ms. Ogorodnikova granted the Company an extension on the due date to June 30, 2016. On April 15, 2016, Ms. Ogorodnikova converted the principal of this promissory note into 125,000 shares of common stock (see Note 7). The accrued interest was not converted.

Freedom Leaf Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(unaudited)

On December 14, 2015, the Company executed a convertible promissory note for $100,000 with Swiss Allied Trust, Inc. (“Swiss Allied”). The note has two funding dates; December 14, 2015 and January 15, 2016, each for $50,000. On January 26, 2016, the Company received $50,000 from Swiss Allied as the second tranche of the convertible promissory note. The term on each installment is for one year from the date of receipt of each tranche. Each installment is recorded and presented separately. For the initial tranche of $50,000, the Company recorded a beneficial conversion feature of $50,000 and, as of June 30, 2016, $14,795 was amortized. A beneficial conversion feature of $50,000 was recorded and, as of June 30, 2016, $8,904 has been amortized. For the initial tranche, the Company has recorded accrued interest of $0 as of September 30, 2017. For the second tranche, the Company has recorded accrued interest of $0 as of September 30, 2017. The beneficial conversion features were calculated on the conversion price of $0.005, as further discussed below. The Company maintained the common stock to be valued at $0.20, as discussed in prior notes, as the Company’s common stock continues to be thinly traded. Additionally, the Company issued Swiss Allied four warrants as an incentive to the note, each for 20,000,000 shares of the Company’s common stock, for a total of 80,000,000 warrants. On March 10, 2017, Swiss Allied and the Company entered into an agreement to convert all outstanding balances due to Swiss Allied into 3,000,000 shares of common stock.

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

On November 1, 2016, the Company executed a collateralized secured promissory note with Eagle Equities, LLC (“Eagle”) for $25,000. The Company netted $23,000 due to legal fees of $2,000. The note has a conversion discount of 45% based on the lowest closing price of the 20 days prior to conversion. The Company recorded a debt discount of $25,000 and as of September 30, 2017, had recorded $25,000 of amortization. The note matures on November 1, 2017 and bears interest at 8%. On April 26, 2017, Eagle sold its convertible note to PureEnergy 714 LLC (“PureEnergy”) with no change in terms. As of September 30, 2017, there is $0 of accrued interest. On June 29, 2017, the Company issued 791,140 shares of common stock to PureEnergy for the conversion of $12,501 (see Note 7). On July 19, 2017, the Company issued 748,934 shares of common stock to PureEnergy related to the conversion of $13,481 (see Note 14). On November 3, 2017, the Company issued 1,006,768 shares of common stock to PureEnergy for the conversion of $14,497 of a convertible promissory note (see Note 14).

On May 23, 2017, the Company executed a convertible promissory note with PureEnergy for $15,475. The note has a conversion discount of 45% based on the lowest closing price of the 20 days prior to conversion. The Company recorded a debt discount of $8,481 and as of September 30, 2017, had recorded $14,039 of amortization. The note matures on February 23, 2018 and bears interest at 8%. As of September 30, 2017, there is $502 of accrued interest.

Freedom Leaf Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(unaudited)

On May 10, 2017, the Company executed a convertible promissory note with Power Up for $75,000. The note has a conversion discount of 35% based on the lowest closing price of the 20 days prior to conversion. The Company recorded a debt discount of $47,865 and as of September 30, 2017, had recorded $23,932 of amortization. The note matures on February 23, 2018 and bears interest at 8%. As of June 30, 2017, there is $1,282 of accrued interest. On September 28, 2017, Pure Energy purchased the May 10, 2017 convertible promissory note between the Company and Power Up (see Note 14). The Power Up convertible promissory note was for $75,000. The Company and Pure Energy entered into a revised convertible promissory note to replace the Power Up convertible promissory note as stated below.

On June 20, 2017, the Company executed a convertible promissory note with Power Up for $38,000. The note has a conversion discount of 35% based on the lowest closing price of the 20 days prior to conversion. The Company recorded a debt discount of $19,611 and as of September 30, 2017, had recorded $7,327 of amortization. The note matures on February 23, 2018 and bears interest at 8%. As of September 30, 2017, there is $1,286 of accrued interest.

On July 20, 2017, the Company executed a convertible promissory note with Power Up for $38,000. The note has a conversion discount of 35% based on the lowest closing price of the 20 days prior to conversion. The Company recorded a debt discount of $14,829 and as of September 30, 2017, had recorded $449 of amortization. The note matures on August 11, 2018 and bears interest at 8%. As of September 30, 2017, there is $912 of accrued interest.

On August 11, 2017, the Company executed a convertible promissory note with LG Capital (“LG”) for $42,000. The note has a conversion discount of 35% based on the lowest closing price of the 12 days prior to conversion. The Company recorded a debt discount of $21,707 and as of September 30, 2017, had recorded $3,654 of amortization. The note matures on March 20, 2018 and bears interest at 8%. As of September 30, 2017, there is $469 of accrued interest.

On September 26, 2017, the Company executed a convertible promissory note with Power Up for $53,000. The note has a conversion discount of 35% based on the lowest closing price of the 10 days prior to conversion. The Company recorded a debt discount of $14,898 and as of September 30, 2017, had recorded $9,995 of amortization. The note matures on June 30, 2018 and bears interest at 12%. As of September 30, 2017, there is $87 of accrued interest.

On September 27, 2017, the Company executed a convertible promissory note with Pure Energy for $78,427 to replace the May 10, 2017 convertible note with Power Up, as reflected above. The note has a conversion discount of 35% based on the lowest closing price of the 12 days prior to conversion. The Company recorded a debt discount of $38,880 and as of September 30, 2017, had recorded $93 of amortization. The note matures on September 27, 2018 and bears interest at 8%. As of September 30, 2017, there is $69 of accrued interest.

On September 27, 2017, in conjunction with the payoff of the May 10, 2017 Power Up convertible note, the Company incurred a prepayment penalty of $28,496, which Pure Energy paid to Power Up. The Company issued a second convertible promissory note for $33,842, which included the prepayment penalty and legal fees of $5,346. The second convertible promissory note matures on September 27, 2018 and bears interest of 8%. The Company recorded a debt discount of $16,777 and as of September 30, 2017, had recorded $40 of amortization. As of September 30, 2017, there is $30 of accrued interest.

NOTE 11 – STOCKHOLDERS’ EQUITY

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

On May 25, 2016, Perry converted 68,401,200 shares of common stock into 684,012 shares of Series A preferred stock. See Note 5.

On May 25, 2016, Cowan converted 26,401,000 shares of common stock into 264,010 shares of Series A preferred stock. See Note 5.

Freedom Leaf Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(unaudited)

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

Freedom Leaf Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(unaudited)

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

On May 30, 2017, the Company issued 3,000,000 shares of common stock to Valencia Web Technology for intellectual property with a value set at $300,000. The shares were valued at $0.04, or $184,500. The agreement requires for a value at a later date of $300,000. Therefore, the Company recorded a contingent liability of $112,500.

On June 12, 2017, the Company issued 119,900 shares of common stock to Sandra Newman for the settlement of accounts payable of $5,995. The shares were valued at $5,395 and the Company recognized a gain of $600.

On June 12, 2017, the Company authorized the issuance 200,000 shares of common stock to Jason Edwards for services valued at $10,000. The shares were valued at $9,000 and the Company recognized a gain of $1,000. As of June 30, 2017, the shares remained as issuable.

On June 23, 2017, the Company issued 226,881 shares of common stock to Louis Yovino for the settlement of accounts payable of $8,803. The shares were valued at $8,395 and the Company recognized a gain of $408.

On June 23, 2017, the Company issued 177,032 shares of common stock to Rene Velez for services valued at $7,500. The shares were valued at $8,586 and the Company recognized a loss of $1,086.

On June 23, 2017, the Company issued 596,163 shares of common stock to Michael Ostrander for services valued at $22,500. The shares were valued at $22,058 and the Company recognized a gain of $442.

On June 29, 2017, the Company issued 791,140 shares of common stock to PureEnergy in conjunction with a convertible promissory note (see Note 7).

On June 30, 2017, the Company issued 300,000 shares of common stock to Michael Ostrander for services valued at $15,000. The shares were valued at $15,150 and the Company recognized a loss of $150.

On June 30, 2017, the Company issued 400,000 shares of common stock to Jason Edwards for services valued at $20,000. The shares were valued at $20,200 and the Company recognized a loss of $200.

Freedom Leaf Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(unaudited)

On July 5, 2017, the Company issued 200,000 shares of common stock to Jason Edwards for services.

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

On July 31, 2017, the Company issued 5,784,061 shares of common stock to Cliff Perry for accrued compensation of $112,500. See Note 5.

On July 31, 2017, the Company issued 2,699,228 shares of common stock to Raymond Medeiros for accrued compensation of $52,500. See Note 5.

On August 11, 2017, the Company issued 500,000 shares of common stock to Frank Dobrucki for services.

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

On August 28, 2017, the Company issued 1,061,500 shares of common stock to Christopher Sloan for services in May 2017 (600,000 shares of common stock) and for accrued expenses of $23,075 (461,500 shares of common stock).

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

Freedom Leaf Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(unaudited)

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

Freedom Leaf Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(unaudited)

NOTE 12 – REVENUE CLASSES

Selected financial information for the Company’s operating revenue classes for the three months ended September 30, 2017 and 2016, are as follows:

	For the three months ended
Revenues:	September 30,
	2017	2016
Magazine related	$–	$2,774
Referral fees	–	6,000
Seminars and training	–	838
Licensing fees	–	104,760
Sale of products	1,327	6,182
Total	$1,327	$120,554

	For the three months ended
Direct costs of revenue:	September 30,
	2017	2016
Magazine related	$32,170	$23,718
Referral fees	–	–
Seminars and training	–	–
Licensing fees	–	–
Sale of products	976	1,547
Total	$33,146	$25,265

The Company’s four revenue classes are magazine related, referral fees, licensing fees (see Note 2) and equipment sales commissions (see Note 2).

NOTE 13 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the FDIC. No amounts exceeded federally insured limits as of September 30, 2017. There have been no losses in these accounts through September 30, 2017.

Concentration of Revenue

For the three months ended September 30, 2017, the Company had no material customer.

Concentration of Supplier

The Company does not rely on any particular suppliers for its services.

Concentration of Intellectual Property

The Company owns or has filed for the trademarks “Freedom Leaf,” “Hemp Inspired,” “Cannabizu,” and “Cannabiz” as filed with the United States Patent and Trademark Office. The Company has filed for “Freedom Leaf” in Jamaica and Uruguay.

Freedom Leaf Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(unaudited)

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements, except as stated herein.

On October 6, 2017, the Company issued 400,000 shares of common stock to Jason Edwards for services in October 2017 valued at $20,000.

On October 6, 2017, the Company issued 600,000 shares of common stock to Michael Ostrander for services in October 2017 valued at $30,000.

On October 25, 2017, the Company issued 1,001,250 shares of common stock to Timothy Puetz for services in October 2017 valued at $20,025.

On October 25, 2017, the Company issued 255,000 shares of common stock to Ronald Voight for services in October 2017 valued at $5,100.

On October 25, 2017, the Company issued 250,000 shares of common stock to Victor Park, a vendor, for services in October 2017 valued at $7,500.

On October 28, 2017, the Company issued 273,333 shares of common stock to Lakeport Business Services, Inc. for services in October 2017 valued at $8,200.

On October 31, 2017, the Company issued 850,000 shares of common stock to Paul F. Pelosi, Jr. (“Pelosi”), in regards to his appointment as Chairman of the Board on November 1, 2017, for compensation for the period November 1, 2017 through January 31, 2018. The Company is obligated to issue on February 1, 2018, an additional 1,250,000 options for common stock with an exercise price of $0.04, with an expiration eighteen months after issuance.

On November 3, 2017, the Company issued 1,006,768 shares of common stock to PureEnergy for the conversion of $14,497 of a convertible promissory note (see Note 10).

On November 9, 2017, the Company issued 122,500 shares of common stock to legal counsel for services in October 2017 valued at $3,675.

On November 9, 2017, the Company issued 250,000 shares of common stock to Frank Dobrucki for services in October 2017 valued at $7,500.

On November 9, 2017, the Company sold 967,000 shares of common stock to Pelosi for $14,500, based on a per share price of $0.01499.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

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

Since the merger, we have been devoting most of our efforts to the news, arts and entertainment niche, with both “in print” and online publications, as well as offering products and services to the cannabis industry.

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

Results of Operations

For the Three Months Ended September 30, 2017 and 2016

Revenues

Our revenue was $1,327 for the three months ended September 30, 2017, compared to $120,554 for the three months ended September 30, 2016. Revenue, by class, is as follows:

	For the three months ended
Revenues:	September 30,
	2017	2016
Magazine related	$–	$2,774
Referral fees	–	6,000
Seminars and training	–	838
Licensing fees	–	104,760
Sale of products	1,327	6,182
Total	$1,327	$120,554

Operating Expenses

Direct costs of revenues were $33,146 and $25,265 for the three months ended September 30, 2017 and 2016, respectively. Direct costs of revenues, by class, is as follows:

	For the three months ended
Direct costs of revenue:	September 30,
	2017	2016
Magazine related	$32,170	$23,718
Referral fees	–	–
Seminars and training	–	–
Licensing fees	–	–
Sale of products	976	1,547
Total	$33,146	$25,265

For the three months ended September 30, 2017 our general and administrative expenses and marketing and selling expenses were $641,451 compared to $451,671 for the three months ended September 30, 2016 resulting in an increase of $189,780, attributable primarily to stock-based compensation of $294,330 for the three months ended September 30, 2017, compared to $256,900 for the three months ended September 30, 2016. As a result, net loss was $601,397 for the three months ended September 30, 2017, compared to net loss of $401,892 for the three months ended September 30, 2016.

Liquidity and Capital Resources

Overview

As of September 30, 2017, the Company had $20,009 in cash. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $50,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees.

Liquidity and Capital Resources during the three months ended September 30, 2017 compared to the three months ended September 30, 2016

We used cash in operations of $101,805 for the three months ended September 30, 2017, compared to cash used in operations of $21,877 for the three months ended September 30, 2016. The negative cash flow from operating activities for the three months ended September 30, 2017 is attributable to the Company's net loss from operations of $707,584 primarily due to the issuance of common stock for services. Cash used in operations of $21,877 for the three months ended September 30, 2016 is attributable to the Company's net loss of $401,892 offset primarily by increase in stock-based compensation of $256,900.

We used cash in investing or financing activities of $33,437 and $850 for the three months ended September 30, 2017 and 2016.

We had cash provided by financing activities of $152,753 for the three months ended September 30, 2017, compared to $23,968 for the same period in 2016.

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

Going Concern

The accompanying financial statements and the factors within it, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the ability of the Company to continue as a going concern for a reasonable period of time. The Company sustained net losses of $707,504 and cash used in operating activities of $101,805 for the three months ended September 30, 2017. The Company had working capital deficit, stockholders’ deficit and accumulated deficit of $87,018, $58,439 and $5,628,572, respectively, at September 30, 2017. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1, “Summary of Significant Accounting Policies” in our audited financial statements for the year ended June 30, 2017, included in our Annual Report on Form 10-K as filed on October 19, 2017, for a discussion of our critical accounting policies and estimates.

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

Adjusted Net Loss	For the Three Months Ended
	September 30,
	2017	2016

Net loss	$(707,584)	$(401,892)

Beneficial conversion feature expense	(25,495)	(29,315)

Adjusted net loss	$(682,089)	$(372,577)

Weighted average shares outstanding - basic and diluted	119,027,797	95,012,563

Adjusted basic and diluted net loss per share	$(0.01)	$(0.00)

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

Adjusted EBITDA	For the Three Months Ended
	September 30,
	2017	2016

Net loss from operations	$(707,584)	$(401,892)
Interest expense	(5,209)	(2,401)
Depreciation	(6,188)	–
Amortization	(204)	(140)
Stock-based compensation	(294,330)	(256,900)
Bad debt expense	(163,533)	–
Beneficial conversion feature expense	(25,495)	(29,315)

Adjusted EBITDA	$(212,625)	$(113,136)

Weighted average shares outstanding - basic and diluted	119,027,797	95,012,563

Adjusted basic and diluted net loss per share	$(0.00)	$(0.00)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ending September 30, 2017, the Company issued the following unregistered securities. These securities were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, Regulation D promulgated thereunder as there was no general solicitation, and the transactions did not involve a public offering.

On July 5, 2017, the Company issued 200,000 shares of common stock to Jason Edwards for future services.

On July 5, 2017, the Company issued 177,032 shares of common stock to Rene Velez for future services.

On July 19, 2017, the Company issued 748,934 shares of common stock to PureEnergy related to the conversion of $13,481 of a convertible promissory note.

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

On August 28, 2017, the Company issued 500,303 shares of common stock to Neil Dutson for services valued at $17,500.

On August 29, 2017, the Company issued 100,000 shares of common stock to Marc Hatch for services valued at $5,000.

On October 6, 2017, the Company issued 400,000 shares of common stock to Jason Edwards for services valued at $20,000.

On October 6, 2017, the Company issued 600,000 shares of common stock to Michael Ostrander for services valued at $30,000.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Number	Description

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1, filed on July 22, 2013)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1, filed on July 22, 2013)
3.3	Articles of Merger (incorporated by reference to our Current Report on Form 8-K, filed on February 25, 2015)
3.4	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K, filed on June 9, 2016)
10.1	Merger Agreement dated November 6, 2014 (incorporated by reference to our Form 10-Q/A for the period ended December 31, 2014, filed on September 11, 2015)
10.2	Audit for the Period Ended November 6, 2014 of Freedom Leaf Inc., the private company (incorporated by reference to our Form 10-Q/A for the period ended December 31, 2014, filed on September 11, 2015)
31.1 (1)	Certification of Principal Executive Officer and Principal Accounting Officer of Freedom Leaf Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (1)	Certification of Principal Executive Officer and Principal Accounting Officer of Freedom Leaf Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
101.INS	XBRL Taxonomy Extension Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________

(1) Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Freedom Leaf Inc.

Dated: November 20, 2017	By: /s/ Clifford J. Perry
Clifford J. Perry
Chief Executive Officer and Chief Financial Officer

