Form 10-Q
period 2017-12-31
Freedom Leaf Inc.
filed 2018-02-21
CIK 1581545

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

As of February 14, 2018, there were 158,491,435 shares of common stock, par value $0.001 per share issued, issuable, and outstanding.

FREEDOM LEAF INC.

FORM 10-Q

DECEMBER 31, 2017

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FREEDOM LEAF INC.

and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	December 31,	June 30,
	2017	2017
ASSETS

Current assets
Cash	$–	$2,498
Inventory	27,200	–
Prepaid expense	300	1,600
Other receivable, net of discount	221,294	637,817
Total current assets	248,794	641,915

Fixed assets, net	135,788	–
Intangible assets, net	24,057	10,820
Other assets	365,084	338,084

Total assets	$773,723	$990,819

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Convertible notes payable, net of discount	$65,774	$70,678
Notes payable	2,874	3,141
Accounts payable	179,407	15,789
Accrued expenses	30,118	31,891
Accrued expenses to related parties	66,000	–
Derivative liabilities	47,289	52,757

Total current liabilities	391,462	174,256

Non-current liabilities
Convertible notes payable, net of discount, non-current portion	52,058	–
Other non-current liabilities	123,342	188,075
Payable to related party	318,445	290,670

Total non-current liabilities	493,845	478,745

Total liabilities	885,307	653,001

Commitments and contingencies	–	150,000

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized Series A preferred stock, 1,000,000 shares authorized, 948,022 shares issued and outstanding at December 31, 2017 and June 30, 2017, respectively	948	948
Common stock, $0.001 par value, 500,000,000 shares authorized, 147,620,698 and 111,101,795 shares issued, issuable, and outstanding at December 31, 2017 and June 30, 2017, respectively	147,621	111,102
Additional paid-in capital	6,110,832	4,996,756
Accumulated deficit	(6,370,985)	(4,920,988)
Total stockholders' equity (deficit)	(111,584)	187,818

Total liabilities and stockholders' equity (deficit)	$773,723	$990,819

See accompanying notes to unaudited condensed consolidated financial statements.

FREEDOM LEAF INC.

and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2017	2016	2017	2016

Revenue, net	$6,332	$448,566	$7,659	$569,120

Operating expenses
Direct costs of revenue	36,680	46,099	69,826	71,364
General and administrative (includes stock-based compensation of $121,837 and $276,292 for the three months ended December 31, 2017 and 2016, respectively, and $416,077 and $533,192 for the six months ended December 31, 2017 and 2016, respectively)	338,250	472,657	822,357	924,328
Bad debt expense	263,315		426,848
Marketing and selling	1,734	5,925	4,317	19,719

Operating loss	(633,647)	(76,115)	(1,315,689)	(446,291)

Other income (expense)
Interest expense	(7,571)	(2,849)	(12,780)	(5,250)
Interest income	5,162	–	10,324	–
Change in fair value of embedded conversion features	(54,364)	–	(52,259)	–
Beneficial conversion feature	(51,994)	(32,397)	(79,594)	(61,712)

Provision for income taxes	–	–	–	–

Net loss	$(742,413)	$(111,361)	$(1,449,997)	$(513,253)

Net loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	140,179,411	97,897,629	129,643,006	96,455,096

See accompanying notes to unaudited condensed consolidated financial statements.

FREEDOM LEAF INC.

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended December 31,

(unaudited)

	2017	2016
Cash flows from operating activities:
Net loss	$(1,449,997)	$(513,253)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	23,312	370
Beneficial conversion feature	79,594	61,712
Issuance of common stock for services	416,077	533,192
Change in fair value of embedded conversion features	52,259	–
Bad debt expense	426,848	–
Changes in operating assets and liabilities:
Accounts receivable	–	250
Inventory	–	1,353
Prepaid expense	1,300	–
Other receivable	–	(247,601)
Other assets	–	(179,131)
Accounts payable	165,969	30,748
Accounts payable to related parties	–	950
Accrued expenses	45,386	83,061
Accrued expenses to related parties	66,000	54,000
Net cash used in operating activities	(173,252)	(174,349)

Cash flows used in investing activities
Intangible asset acquired	–	(3,271)
Net cash used in investing activities	–	(3,271)

Cash flows from financing activities:
Proceeds from capital contributed	–	28,148
Proceeds from related party	28,201	25,683
Proceeds from sale of common stock	98,246	80,000
Repayments on notes payable	(95,299)	46,000
Payments to related party	(426)	–
Proceeds from notes payable	140,032	–
Net cash provided by financing activities	170,754	179,831

Net increase in cash	(2,498)	2,211
Cash at beginning of period	2,498	1,758
Cash at end of period	$–	$3,969

Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

Non-cash investing and financing activities:
Conversion of debt into common stock	$214,254	$15,065
Issuance of notes payable for financing fees	$(37,249)	$–
Issuance of common stock for inventory	$(27,200)	$–
Contingent liability	$(123,000)	$–
Issuance of common stock for acquisition of assets	$197,764	$–
Issuance of warrants	$74,000	$–
Derivatives liability	$(95,168)	$–
Fixed asset additions	$(149,400)	$–

See accompanying notes to unaudited condensed consolidated financial statements.

Freedom Leaf Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements

December 31, 2017

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

For financial reporting purposes, the merger was accounted for as a "reverse merger" and recapitalization rather than a business combination, and the private company was deemed to be the accounting acquirer in the transaction, with the Company deemed to be the acquired company for financial reporting purposes. Consequently, the assets and liabilities and the operations that are reflected in the historical consolidated financial statements of the Company prior to the merger are those of the private company, and were recorded at the historical cost basis of the private company, and the consolidated financial statements after completion of the merger include the assets and liabilities of both the predecessor public company and private company, the historical operations of private company, and the operations of both companies from the date of the merger.

Cannabis Business Solutions Inc. (“Cannabis Business Solutions”), a Nevada corporation, was formed on February 5, 2014, and is a subsidiary of the Company. This subsidiary had no activity until the agreement with Valencia Web Technology S.L., B-97183354 (see Note 2).

Leafceuticals Inc. (“Leafceuticals”), formerly known as Cannabiz U, Inc., a Nevada corporation, was formed on February 13, 2014, and is a wholly-owned subsidiary of the Company. This subsidiary has begun activity in January 2018.

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

Nature of Operations

The Company is a leading go-to resource in the cannabis, medical marijuana, and industrial hemp industry. It is involved in mergers and acquisitions, and business consulting in the marijuana industry, including incubation/acceleration and spinoffs of new cannabis/hemp related companies. The Company’s flagship publication is Freedom Leaf Magazine “The Good News in Marijuana Reform.” The Company produces a portfolio of news, print and digital multi-media verticals, websites, blogs, and web advertising, for the ever-changing emerging cannabis, medical marijuana and industrial hemp industry. Through our online and print media channels, our efforts are in dissemination of current legislation and legal news, arts and entertainment. The Company does not handle, grow, sell, or dispense marijuana.

Freedom Leaf Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements

December 31, 2017

(unaudited)

The Company is making strides in the industrial hemp sector of the industry with the acquisition of Green Market Europe S.L. (“Green Market,” see Note 15), located in Elche Spain, relying on its quality organic growing of hemp for flower and seeds and developing new genetic strains that will deliver other rare cannabinoids (“CBD”). Leafceuticals is operating in North Las Vegas, Nevada, as a CO2 extraction and processing facility for hemp flower. Once the raw material is derived from the extraction process, it is then taken to a lab to create Full Spectrum CBD Oil to be sold to formulators to process into cosmetics, topical creams, vapes, and other Cannabidiol, CBD-based beauty and wellness products. Leafceuticals has also launched an e-commerce site, www.MyHempology.com, that markets through direct sales and retail distribution of full spectrum CBD products.

The Company also sells licenses to use the Freedom Leaf brand in different countries and states. We have entered into three license agreements: for Spain and Portugal, for The Netherlands, and for Florida.

Basis of Presentation

The Company prepares its consolidated financial statements in conformity with generally accepted accounting principles in the United States of America.

Principles of Consolidation

The consolidated financial statements include the accounts of Freedom Leaf and its subsidiaries, Cannabis Business Solutions, Leafceuticals, Freedom Leaf Cares, and Freedom Leaf International. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Freedom Leaf Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements

December 31, 2017

(unaudited)

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

We currently measure and report at fair value our intangible assets (due to our impairment analysis) and derivative liabilities. The fair value of intangible assets has been determined using the present value of estimated future cash flows method. The fair value of derivative liabilities is measured using the Black-Scholes option pricing method. The following table summarizes our non-financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and June 30, 2017:

	Balance at December 31, 2017	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Trademarks	$13,766	$–	$–	$13,766
Exclusive Rights	10,291			10,291
Total Financial Assets	$24,057	$–	$–	$24,057

	Balance at June 30, 2017	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Trademarks	$10,820	$–	$–	$10,820
Total Financial Assets	$10,820	$–	$–	$10,820

Following is a summary of activity through December 31, 2017 of the fair value of intangible assets valued using Level 3 inputs:

		Accumulated
	Asset	Amortization	Net
Balance at June 30, 2017	$12,245	$(1,425)	$10,820
Additions	22,936	–	22,936
Amortization	–	(9,699)	(9,699)
Balance at December 31, 2017	$35,181	$(11,124)	$24,057

Freedom Leaf Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements

December 31, 2017

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis at December 31, 2017:

	Balance at December 31, 2017	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative Liabilities	$40,349	$–	$–	$40,349
Total Financial Assets	$40,349	$–	$–	$40,349

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis at June 30, 2017:

	Balance at June 30, 2017	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative Liabilities	$52,757	$–	$–	$52,757
Total Financial Assets	$52,757	$–	$–	$52,757

Following is a summary of activity through December 31, 2017 of the fair value of derivative liabilities valued using Level 3 inputs:

Balance at June 30, 2017	$52,757
Note inception date fair value	43,866
Change in fair value during fiscal year 2018	(56,274)
Balance at December 31, 2017	$40,349

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition provisions ASC Topic 505-50. The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option-pricing model.

Freedom Leaf Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements

December 31, 2017

(unaudited)

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

Inventory

Inventory is recorded at the lower of cost or market and the cost of sales are recorded utilizing the first in first out (“FIFO”) method.

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

Freedom Leaf Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements

December 31, 2017

(unaudited)

Advertising and Marketing

Advertising and marketing is expensed as incurred and is included in selling, general and administrative expenses on the accompanying statement of operations. For the six months ended December 31, 2017 and 2016 advertising expense was $4,317 and $19,719, respectively.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes”.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry-forwards and their respective tax bases.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income (loss) in the years in which those temporary differences are expected to be recovered or settled.

The effect of a change in tax rules on deferred tax assets and liabilities is recognized in operations in the year of change. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of December 31, 2017 and June 30, 2017. Interest and penalties in any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the period ended December 31, 2017 and the period ended December 31, 2016.

On December 22, 2017, the United States Government passed new tax legislation that, among other provisions, will lower the corporate tax rate from 35% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carry forward net operating losses previously accumulated and results in a revaluation of deferred tax assets recorded on our balance sheet. Given that the deferred tax assets are offset by a full valuation allowance, these changes will have no net impact on the Company’s financial position and net loss. However, if and when we become profitable, we will receive a reduced benefit from such deferred tax assets. Had this legislation passed prior to our June 30, 2017, fiscal year-end, the effect of the legislation would have been a reduction in deferred tax assets and the corresponding valuation allowance.

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares which may dilute future earnings per share consist of warrants to purchase 1,918,167 shares of common stock at December 31, 2017 and convertible notes convertible into 8,881,954 common shares. Equivalent shares are not utilized when the effect is anti-dilutive.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of December 31, 2017 and June 30, 2017.

Freedom Leaf Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements

December 31, 2017

(unaudited)

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

Freedom Leaf Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements

December 31, 2017

(unaudited)

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

December 31, 2017

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

Incubation Agreement

On January 18, 2016, the Company and Plants to Paper, LLC (“PTP”), a New Jersey limited liability company, executed an Incubation Agreement. PTP owned the patent pending application 62/245,153 (the “Patent”) with the title being “Rolling Papers and Blunt Wraps made from 100% Marijuana.” PTP agreed to transfer its ownership rights in the patent application to the Company, as well as PTP’s Medical Marijuana / Cannabis / Hemp Industry Incubator program. The Company agreed to supply management services and to fund the early stage development of PTP. The Incubation Agreement is for a period of twelve months. PTP will provide the Company with 20% of the outstanding membership shares of PTP in exchange for its services. The costs of patent registrations in the United States and other countries will be the liability of PTP. As of December 31, 2017, PTP had no activity. On February 1, 2017, the Agreement was modified for the following items: a) to provide 25% of the outstanding membership shares of PTP; b) require that the Patent be assigned to PTP; and c) acknowledge that the ownership rights have not been transferred to the Company as of December 31, 2017.

Sales Representation Contract

On December 22, 2016, the Company and NuAxon BioScience, Inc. (“NuAxon”), a Delaware corporation, executed a Sales Representation Contract. NuAxon is a manufacturer and distributor for bulk extracts, Rebel Herbs brand products, and Intelligence Tree brand products. The contract appoints the Company as NuAxon’s sales representative worldwide. The contract is for a period of one year and shall automatically renew for successive terms of the same duration. The contract provides a commission for sales by the Company at rates as follows: a) bulk extracts is 9% with a 2% bonus on annual sales above $500,000; b) Rebel Herbs and Intelligence Tree brand products is 10% with a 3% bonus on annual sales above $1,000,000. As of December 31, 2017, there have been no sales or commissions earned.

Equipment Sales Representative Contract

On December 22, 2016, the Company and NuAxon executed an Equipment Sales Representative Contract. NuAxon is a manufacturer and distributor for extraction equipment. The contract appoints the Company as NuAxon’s equipment sales representative worldwide. The contract is for a period of one year and shall automatically renew for successive terms of the same duration. The contract provides a commission for sales by the Company at various rates ranging from 3% to 10%, dependent on the cumulative annual sales. On March 15, 2017, the Company entered into an Exclusive Distribution Agreement with NuAxon to sell NuAxon’s CO2 extraction equipment pursuant to which the Company would be paid increasing commissions depending on gross sales of the equipment. On March 16, 2017, the Company issued a purchase order (the “Purchase Order”) to NuAxon to purchase extraction equipment for one of the Company’s customers. As of December 31, 2017, there were no sales.

Freedom Leaf Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements

December 31, 2017

(unaudited)

LaMarihuana Purchase

On May 30, 2017, with an effective date of April 8, 2017 as per the Bill of Sale, Cannabis Business Solutions Inc. (the “Buyer”), a wholly-owned Nevada subsidiary of the registrant, Freedom Leaf Inc., entered into an Asset Purchase Agreement with Valencia Web Technology S.L., B-97183354, a Spanish limited liability company (Sociedad de Responsabilidad Limitada) (the “Seller,” or “Valencia”) to purchase the Seller’s assets, including its cash and cash equivalents, equipment, inventory, receivables, and two of its websites www.lamarihuana.com and www.marihuana-medicinal.com (but not including the Seller’s website cannabislandia.com), for a purchase price consisting of a 10% interest in the Buyer, and 3,000,000 shares of common stock of the registrant, valued at $300,000 (the “Initial FRLF Shares”), with additional shares of the registrant’s common stock due six months (October 8, 2017) following closing if, at such time, the average closing price of the registrant’s common stock during the previous five trading days is less than $0.10/share. Such additional shares shall be calculated as follows: $300,000 minus the product of (a) the Initial FRLF Shares multiplied by (b) the average closing price of the registrant’s common stock during the five trading days immediately preceding the True-Up Date (the “True-Up Price”), with such difference divided by the True-Up Price. On October 8, 2017, the Company removed the previously recorded contingent liability and recorded 4,142,857 shares of common stock as issuable, with a value of $126,000. On February 7, 2018, the Company and the Buyer agreed that with the increase in the value of the Company’s common stock, the Buyer waived its rights for additional issuance of common stock, as stated herein. Therefore, on February 7, 2018, the Company reversed its recording of the 4,142,857 shares of common stock recorded as issuable. See Note 16.

The Company is in the process of meeting international requirements for the complete use of the web sites by the Company. This process is expected to be completed before the end of this fiscal year.

NOTE 3 – GOING CONCERN

The Company has a net loss for the six months ended December 31, 2017 of $1,449,997 and working capital deficit as of December 31, 2017 of $142,668, and has used cash in operations of $173,252 for the six months ended December 31, 2017. In addition, as of December 31, 2017, the Company had a stockholders’ deficit and accumulated deficit of $111,584 and $6,370,985, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of February 20, 2018, there were no pending or threatened lawsuits.

Freedom Leaf Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements

December 31, 2017

(unaudited)

Lease Commitment

We lease approximately 2,800 square feet of office space in Las Vegas, Nevada, pursuant to a lease that will expire on December 31, 2019. This facility serves as our corporate headquarters. After December 31, 2017, the Company has the option to opt out of the lease.

Future minimum lease payments under these leases are as follows:

2018	$11,964
2019	18,943

Total	$30,907

Rent expense for the six months ended December 31, 2017 and 2016 was $14,604 and $19,309, respectively.

NOTE 5 – RELATED PARTIES

Richard C. Cowan (“Cowan”), a former director and officer of the Company, has payables and accruals due to him of $318,445 and $269,226 as of December 31, 2017 and June 30, 2017, respectively. The payable, as agreed upon, is greater than one year, without any other set terms for repayment. Imputed interest is immaterial.

Clifford J. Perry (“Perry”), Chief Executive officer, Chief Financial Officer, and a director of the Company, has payables and accruals due to him of $45,000 and $21,444 as of December 31, 2017 and June 30, 2017, respectively. Imputed interest is immaterial. On July 31, 2017, the Company issued 5,784,061 shares of common stock to Cliff Perry for accrued compensation of $112,500. See Note 15.

Raymond P. Medeiros (“Medeiros”), a director of the Company, has payables and accruals due to him of $21,000 and $0 as of December 31, 2017 and June 30, 2017, respectively. Imputed interest is immaterial. On July 31, 2017, the Company issued 2,699,228 shares of common stock to Raymond Medeiros for accrued compensation of $52,500. See Note 16.

On October 31, 2017, the Company issued 850,000 shares of common stock to Paul F. Pelosi, Jr. (“Pelosi”), in regards to his appointment as Chairman of the Board on November 1, 2017, for compensation for the period November 1, 2017 through January 31, 2018. The Company is obligated to issue on February 1, 2018, an additional 1,250,000 options for common stock with an exercise price of $0.04, with an expiration eighteen months after the issuance.

On November 9, 2017, the Company sold 967,000 shares of common stock to Pelosi for $14,500, based on a per share price of $0.01499.

On January 18, 2018, the Company appointed Richard Groberg (“Groberg”), via his company, RSGroberg Consulting, LLC, as its Chief Financial Officer to serve for an initial, two-year term. In consideration of the services to be performed by Groberg, the Company: (i) issued 800,000 shares of common stock, and (ii) $5,000 per month compensation payable: (1) prior to the date that the Company is paying monthly compensation to its directors primarily in cash, in 600,000 shares of common stock (representing the first 12 months’ compensation), and (2) payable in cash thereafter. See Note 16. The 800,000 and 600,000 shares of common stock were issuable as of January 18, 2018.

Freedom Leaf Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements

December 31, 2017

(unaudited)

NOTE 6 – OTHER RECEIVABLES

The Company has three licensing agreements with the following: FLNL, FLI and BBDHS (see Note 2). The receivable, per entity, as recorded in Other Receivables as of December 31, 2017, is as follows:

FLNL	$176,779
FLI	246,178
BBDHS	225,186
Subtotal	648,143
Less: Allowance	426,849
Net Balance	$221,294

As of December 31, 2017, FLNL, FLI and BBDHS are behind on payments of $75,000, $75,000, and $25,000, respectively. The Company and FLI agreed to a legal right of offset in regards to a balance of $60,000 owed by the Company to FLI. The Company granted deferment on the payments with each entity as FLNL and FLI both have revenue streams that will begin in March 2018, which will facilitate the past due payments accordingly. The revenue streams as stated herein were delayed due to unforeseen circumstances. This has been rectified therefore the Company believes that payments will commence accordingly, starting in March 2018. The Company has recorded an allowance of $426,849. The balances are projected to be paid in full by September 2018.

NOTE 7 – FIXED ASSETS

The Company has fixed assets related to equipment and capital improvements. The depreciation of the equipment and capital improvements is over a five-year and two-year period, respectively. As of December 31, 2017, and June 30, 2017, the Company had fixed assets, net of accumulated depreciation, of $135,788 and $0, respectively. The fixed assets are as follows:

	December 31,	June 30,
	2017	2017

Equipment	$148,500	$–
Capital improvements	900	–
Total fixed assets	149,400	–
Less: Accumulated depreciation	13,612	–
Fixed assets, net	$135,788	$–

The depreciation expense for the six months ended December 31, 2017 and 2016, was $13,612 and $0, respectively.

Freedom Leaf Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements

December 31, 2017

(unaudited)

NOTE 8 – INTANGIBLE ASSETS

The Company has intangible assets related to website development. The amortization of the intangible assets is over a fifteen-year period. As of December 31, 2017, and June 30, 2017, the Company had intangible assets, net of accumulated amortization, of $24,057 and $10,820, respectively. The intangible assets are as follows:

	December 31,	June 30,
	2017	2017

Website development	$15,682	$12,245
Exclusive rights	19,500	–
Total intangible assets	35,182	12,245
Less: Accumulated amortization	11,125	1,425
Intangible assets, net	$24,057	$10,820

The amortization expense for the six months ended December 31, 2017 and 2016, was $9,700 and $370, respectively.

The following table presents the amortization for the next five years:

2018	$10,273
2019	1,587
2020	1,045
2021	1,045
2022 and thereafter	10,107
Total	$24,057

NOTE 9 – DERIVATIVES

Embedded Conversion Option Derivatives

Due to the conversion terms of certain promissory notes, the embedded conversion options met the criteria to be bifurcated and presented as derivative liabilities. The Company calculated the estimated fair values of the liabilities for embedded conversion option derivative instruments at the original note inception date and as of December 31, 2017 and June 30, 2017, using the Black-Scholes option pricing model using the share prices of the Company’s stock on the dates of valuation and using the following ranges for volatility, expected term and the risk-free interest rate at each respective valuation date, no dividend has been assumed for any of the periods:

	December 31, 2017	June 30, 2017	Note Inception Date
Volatility	204%	141%	170% - 232%
Expected Term	0.22 - 0.74 years	0.33 - 0.96 years	0.75 - 1.0 years
Risk-Free Interest Rate	1.76%	0.84%	1.07% - 1.33%

Freedom Leaf Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements

December 31, 2017

(unaudited)

The following reflects the initial fair value on the note inception date and changes in fair value through December 31, 2017:

Note inception date fair value allocated to debt discount	$122,500
Change in fair value in fiscal year 2016	(122,500)
Embedded conversion option derivative liability fair value on June 30, 2016	–
Note inception date fair value allocated to debt discount	163,000
Note modifications adjustment	(88,737)
Change in fair value in fiscal year 2017	(21,506)
Embedded conversion option derivative liability fair value on June 30, 2017	52,757
Note modifications adjustment	46,791
Change in fair value in fiscal year 2018	(56,274)
Embedded conversion option derivative liability fair value on December 31, 2017	$47,289

NOTE 10 – CONVERTIBLE NOTES PAYABLE, NET OF PREMIUMS AND NOTES PAYABLE

Convertible notes, net of discounts and notes payable
	December 31, 2017			June 30, 2017
			Principal,			Principal,
		Debt	net of		Debt	net of
	Principal	Discounts	Discounts	Principal	Discounts	Discounts
PureEnergy	$–	$–	$–	$15,475	$(7,489)	$7,986
PureEnergy	–	–	–	13,480	(5,565)	7,915
PowerUp	–	–	–	75,000	(39,330)	35,670
PowerUp	38,000	(7,374)	30,626	38,000	(18,893)	19,107
PowerUp	33,842	(12,410)	21,432	–	–	–
PowerUp	53,000	(15,964)	37,036	–	–	–
LG	42,000	(13,262)	28,738	–	–	–
Total	166,842	(49,010)	117,832	141,955	(71,277)	70,678
Less: current portion	95,000	(29,226)	65,774	141,955	(71,277)	70,678
Non-current portion	$71,842	$(19,784)	$52,058	$–	$–	$–

On July 7, 2015, the Company executed a convertible promissory note for $5,000 with Bruce Perlowin. The note is for one year, 12% interest rate, and convertible at $0.10 per share. The current price at that date was $0.085, which is less than the conversion price. The stock price for our common stock as of September 30, 2015 was $0.40. Our common stock is thinly traded therefore our price, as management has determined, is not indicative of our valuation. In October 2015, the Company issued common stock for services to unrelated parties and the common stock was values at $0.20, therefore, the $0.20 was used for valuation purposes for this note. A beneficial conversion feature of $5,000 was recorded and subsequently amortized. The Company has recorded accrued interest of $467 as of December 31, 2017. On April 15, 2016, Mr. Perlowin converted the principal of this promissory note into 50,000 shares of common stock. The accrued interest was not converted.

Freedom Leaf Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements

December 31, 2017

(unaudited)

On August 12, 2015, the Company executed a convertible promissory note for $5,000 with Bruce Perlowin. The note is for one year, 12% interest rate, and convertible at $0.10 per share. The current price at that date was $0.10, which is less than the conversion price. The stock price for our common stock as of September 30, 2015 was $0.40. Our common stock is thinly traded therefore our price, as management has determined, is not indicative of our valuation. In October 2015, the Company issued common stock for services to unrelated parties and the common stock was values at $0.20, therefore, the $0.20 was used for valuation purposes for this note. A beneficial conversion feature of $5,000 was recorded and subsequently amortized. The Company has recorded accrued interest of $408 as of December 31, 2017. On April 15, 2016, Mr. Perlowin converted the principal of this promissory note into 50,000 shares of common stock. The accrued interest was not converted.

On August 20, 2015, the Company executed a convertible promissory note for $12,500 with Svetlana Ogorodnikova. The note matures on February 19, 2016, 12% interest rate, and convertible at $0.10 per share. The current price at that date was $0.085, which is less than the conversion price. The stock price for our common stock as of December 31, 2015 was $0.40. Our common stock is thinly traded therefore our price, as management has determined, is not indicative of our valuation. In October 2015, the Company issued common stock for services to unrelated parties and the common stock was values at $0.20, therefore, the $0.20 was used for valuation purposes for this note. A beneficial conversion feature of $12,500 was recorded and subsequently amortized. The Company has recorded accrued interest of $986 as of December 31, 2017. On February 19, 2016, Ms. Ogorodnikova granted the Company an extension on the due date to June 30, 2016. On April 15, 2016, Ms. Ogorodnikova converted the principal of this promissory note into 125,000 shares of common stock. The accrued interest was not converted.

On November 1, 2016, the Company executed a collateralized secured promissory note with Eagle Equities, LLC (“Eagle”) for $25,000. The Company netted $23,000 due to legal fees of $2,000. The note has a conversion discount of 45% based on the lowest closing price of the 20 days prior to conversion. The Company recorded a debt discount of $25,000 and as of December 31, 2017, had recorded $25,000 of amortization. The note matures on November 1, 2017 and bears interest at 8%. On April 26, 2017, Eagle sold its convertible note to PureEnergy 714 LLC (“PureEnergy”) with no change in terms. As of December 31, 2017, there is $0 of accrued interest. On June 29, 2017, the Company issued 791,140 shares of common stock to PureEnergy for the conversion of $12,501. On July 19, 2017, the Company issued 748,934 shares of common stock to PureEnergy related to the conversion of $13,481.

On May 23, 2017, the Company executed a convertible promissory note with PureEnergy for $15,475. The note has a conversion discount of 45% based on the lowest closing price of the 20 days prior to conversion. The Company recorded a debt discount of $8,481. The note matures on February 23, 2018 and bears interest at 8%. On November 3, 2017, the balance of the note and the accrued interest was converted into 1,006,768 shares of common stock. See Note 11.

On May 10, 2017, the Company executed a convertible promissory note with Power Up for $75,000. The note has a conversion discount of 35% based on the lowest closing price of the 20 days prior to conversion. The note matures on February 23, 2018 and bears interest at 8%. On September 28, 2017, Pure Energy purchased the May 10, 2017 convertible promissory note between the Company and Power Up. The Power Up convertible promissory note was for $78,427. The Company and Pure Energy entered into a revised convertible promissory note to replace the Power Up convertible promissory note as stated below. On November 9, 2017, Pure Energy converted the entire note and accrued interest into 5,764,490 shares of common stock. See Note 11.

On June 20, 2017, the Company executed a convertible promissory note with Power Up for $38,000. The note has a conversion discount of 35% based on the lowest closing price of the 20 days prior to conversion. The Company recorded a debt discount of $19,611 and as of the date of pay off, had recorded $6,609 of amortization. The note matures on February 23, 2018 and bears interest at 8%. On December 15, 2017, the principal and accrued interest was paid in full.

Freedom Leaf Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements

December 31, 2017

(unaudited)

On July 20, 2017, the Company executed a convertible promissory note with Power Up for $38,000. The note has a conversion discount of 35% based on the lowest closing price of the 20 days prior to conversion. The Company recorded a debt discount of $14,829 and as of December 31, 2017, had recorded $6,284 of amortization. The note matures on August 11, 2018 and bears interest at 8%. As of December 31, 2017, there is $2,061 of accrued interest.

On August 11, 2017, the Company executed a convertible promissory note with LG Capital (“LG”) for $42,000. The note has a conversion discount of 35% based on the lowest closing price of the 12 days prior to conversion. The Company recorded a debt discount of $21,707 and as of December 31, 2017, had recorded $13,947 of amortization. The note matures on March 20, 2018 and bears interest at 8%. As of December 31, 2017, there is $1,316 of accrued interest.

On September 26, 2017, the Company executed a convertible promissory note with Power Up for $53,000. The note has a conversion discount of 35% based on the lowest closing price of the 10 days prior to conversion. The Company recorded a debt discount of $24,892 and as of December 31, 2017, had recorded $8,627 of amortization. The note matures on June 30, 2018 and bears interest at 12%. As of December 31, 2017, there is $1,690 of accrued interest.

On September 27, 2017, the Company executed a convertible promissory note with Pure Energy for $78,427 to replace the May 10, 2017 convertible note with Power Up, as reflected above. The note has a conversion discount of 35% based on the lowest closing price of the 12 days prior to conversion. The Company recorded a debt discount of $38,880 and as of December 31, 2017, all of the debt discount had been of amortization as of the date of conversion. The note matures on September 27, 2018 and bears interest at 8%. On November 9, 2018, the principal and accrued interest was converted into 5,765,490 shares of common stock. See Note 11.

On September 27, 2017, in conjunction with the payoff of the May 10, 2017 Power Up convertible note, the Company incurred a prepayment penalty of $28,496, which Pure Energy paid to Power Up. The Company issued a second convertible promissory note for $33,842, which included the prepayment penalty and legal fees of $5,346. The second convertible promissory note matures on September 27, 2018 and bears interest of 8%. The Company recorded a debt discount of $16,777 and as of December 31, 2017, had recorded $4,367 of amortization. As of December 31, 2017, there is $712 of accrued interest.

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

Freedom Leaf Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements

December 31, 2017

(unaudited)

In the first quarter of fiscal year 2018, the Company issued 1,793,195 shares of common stock which were recorded as issuable as of June 30, 2017.

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

On July 31, 2017, the Company issued 5,784,061 shares of common stock to Cliff Perry for accrued compensation of $112,500. See Note 5.

On July 31, 2017, the Company issued 2,699,228 shares of common stock to Raymond Medeiros for accrued compensation of $52,500. See Note 5.

On August 23, 2017, the Company issued 500,000 shares of common stock to Frank Dobrucki for services valued at $22,000.

On August 14, 2017, the Company issued 500,000 shares of common stock to Nuaxon Bioscience as part of the agreement for exclusive rights to market and sell their equipment. The shares were valued at $19,500.

On August 17, 2017, the Company issued 345,451 shares of common stock to Lakeport Business Services, Inc. for accounts payable $9,450.

On August 25, 2017, the Company issued 600,000 shares of common stock to Christopher Thompson as a bonus in August 2017. The shares were valued at $48,900.

On August 25, 2017, the Company issued 550,000 shares of common stock to Joshua Halford for services in August 2017. The shares were valued at $44,825.

On August 28, 2017, the Company issued 1,061,500 shares of common stock to Christopher Sloan for services in May 2017 (661,500 shares) and for accrued expenses of $23,075 (400,000 shares of common stock). The shares were valued at $52,175.

On August 28, 2017, the Company issued 500,303 shares of common stock to Neil Dutson for services valued at $37,173.

On August 29, 2017, the Company issued 100,000 shares of common stock to Marc Hatch for services valued at $7,430.

On August 29, 2017, the Company issued 100,000 shares of common stock to Marc Hatch for services valued at $7,430.

On October 6, 2017, the Company issued 400,000 shares of common stock to Jason Edwards for services in October 2017 valued at $16,280.

On October 6, 2017, the Company issued 600,000 shares of common stock to Michael Ostrander for services in October 2017 valued at $33,870.

On October 7, 2017, due to the agreement with Valencia (see Note 2), the Company owed Valencia an additional 4,142,857 shares of common stock, which were recorded as issuable. The Company recorded a contingent liability of $174,000 associated with this obligation. On January 29, 2018, because of the increase of the Company’s common stock, Valencia agreed to the accept the initially issued 3,000,000 shares of common stock as satisfaction of the obligation to pay to Valencia in connection with the Company’s May 30, 2017 Asset Purchase Agreement with Valencia to acquire certain of its assets without the need to issue additional true-up shares of the Company’s common stock. The January 29, 2018 agreement relieved the Company of the contingent liability of issuing additional shares. See Note 16.

On October 23, 2017, the Company issued 1,001,250 shares of common stock to Timothy Puetz for services in October 2017 valued at $20,025.

On October 26, 2017, the Company issued 255,000 shares of common stock to Ronald Voight for services in October 2017 valued at $7,727.

Freedom Leaf Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements

December 31, 2017

(unaudited)

On October 28, 2017, the Company issued 273,333 shares of common stock to Lakeport Business Services, Inc. for services in October 2017 valued at $8,200.

On October 28, 2017, the Company issued 30,000 shares to Neil Dutson for leasehold improvement performed in October 2017 valued at $900.

On October 30, 2017, the Company issued 122,500 shares of common stock to legal counsel for services in October 2017 valued at $3,225.

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

On October 25, 2017, the Company issued 250,000 shares of common stock to Frank Dobrucki for services in October 2017 valued at $7,500.

On November 2, 2017, the Company issued 250,000 shares of common stock to Victor Park, a vendor, for services in October 2017 valued at $7,725.

On November 3, 2017, the Company issued 1,006,768 shares of common stock to PureEnergy for the conversion of $15,475 of a convertible promissory note (see Note 10).

On October 23, 2018, the Company issued 1,000,000 shares of Common Stock to Breadfruit Tree, Inc. for inventory received in October 2017 valued at $27,200.

On November 9, 2017, the Company issued 5,764,490 shares of common stock to Pure Energy for the conversion of $80,077 of principal and accrued interest of a convertible promissory note (see Note 10).

On November 9, 2017, the Company sold 4,785,459 shares of common Stock to Pure Energy for $83,745.53, based on a per share price of $0.0175.

On November 10, 2017, the Company sold 967,000 shares of common stock to Pelosi for $14,500, based on a per share price of $0.01499.

On November 28, 2017, the Company issued 730,769 shares of common Stock to Michael Ostrander for services in October 2017 and November 2017. The shares for October 2017, which were effective October 1, 2017, were 500,000, whereas the shares for November 2017, which were effective November 1, 2017, were 230,769. The shares were valued at $40,119.

On November 30, 2017, the Company recorded 600,000 shares of common stock as issuable to Alan Stone & Co. (“Stone”) in connection with various consulting services provided in 2017. The shares were valued at $36,750.

Warrants

On November 2, 2015, the Company issued 1,000,000 warrants for common stock to Freedom Leaf Iberia, B.V., in regards to a contemplated future transaction between the Company and Freedom Leaf Iberia, B.V. The warrants mature on May 2, 2016. The exercise price is $0.02; and the warrant has a cashless exercise option. The warrants were valued at $0.20 per share, as defined in the section. The Company recorded an expense of $200,000. On May 2, 2016, Freedom Leaf Iberia exercised a cashless conversion of its 1,000,000 warrants for common stock of the Company into 889,868 shares of common stock of the Company.

Freedom Leaf Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements

December 31, 2017

(unaudited)

On November 2, 2015, the Company issued 1,000,000 warrants for common stock to Freedom Leaf Netherlands, B.V., in regards to a contemplated future transaction between the Company and Freedom Leaf Netherlands, B.V. The warrants mature on May 2, 2016. The exercise price is $0.02, and the warrant has a cashless exercise option. The warrants were valued at $0.20 per share, as defined in the section. The Company recorded an expense of $200,000. On May 2, 2016, Freedom Leaf Netherlands, B.V. exercised a cashless conversion of its 1,000,000 warrants for common stock of the Company into 889,868 shares of common stock of the Company.

On November 2, 2015, the Company issued 500,000 warrants for common stock to a subcontractor as an incentive to their services. The warrants mature on May 2, 2016. The exercise price is $0.02, and the warrant has a cashless exercise option. The warrants were valued at $0.20 per share, as defined in the section. The Company recorded an expense of $100,000. On February 2, 2016, Dobrucki exercised a warrant for 500,000 shares of common stock for $10,000, the exercise price of the warrants at $0.02 per share.

On December 14, 2015, the Company executed a convertible promissory note for $100,000 with Swiss Allied. The Company issued Swiss Allied four warrants as an incentive to the note, each for 20,000,000 shares of the Company’s common stock, for a total of 80,000,000 warrants. Each warrant has an exercise price of $0.005 per share. The four warrants, each for 20,000,000 shares of common stock, mature on March 31, 2016, June 30, 2016, October 31, 2016, and March 31, 2017, respectively. The warrants, as an incentive to the note, should have a beneficial conversion feature. As the note’s beneficial conversion feature is at the maximum, there is no beneficial conversion feature to record. If Swiss Allied exercises all warrants, the Company would receive an additional $400,000 for said shares of common stock. If Swiss Allied does not exercise all 80,000,000 warrants, by the maturation dates, as described herein, the exercise price shall be adjusted to $0.06, an increase of $0.055 per share as a penalty, which is payable to the Company at the time Swiss Allied requests to have the Rule 144 restriction removed. The interest rate for each loan tranche is 8% and is accrued with a payment date of December 15, 2016 for the first tranche and January 15, 2017 for the second tranche. The conversion price for the $100,000, which may happen any time prior to December 14, 2016, shall be the greater of $0.03 or 50% of the lowest closing price on the primary trading market on which the Company’s common stock is quoted for the five trading days immediately prior to, but not including, the conversion date, assuming that Swiss Allied has not exercised all 80,000,000 warrants for common stock. The conversion price for the $100,000, assuming that Swiss Allied has exercised all 80,000,000 warrants for common stock, shall be $0.005 per share. Swiss Allied has a right of first refusal on any future funding to the Company. Swiss Allied has the right to name a party to serve as a member of the Company’s board of directors if Swiss Allied owns at least 40,000,000 shares of the Company’s common stock. If Swiss Allied owns at least 80,000,000 shares of the Company’s common stock, they have the right to name two parties to the Company’s board of directors. The two directors will remain as long as Swiss Allied owns 55,000,000 shares of the Company’s common stock.

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

Freedom Leaf Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements

December 31, 2017

(unaudited)

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

NOTE 12 – REVENUE CLASSES

Selected financial information for the Company’s operating revenue classes for the six months ended December 31, 2017 and 2016, are as follows:

	For the six months ended
Revenues:	December 31,
	2017	2016
Magazine related	$5,826	$15,974
Referral fees	–	1,724
Licensing fees	–	536,864
Equipment sales commissions	–	9,750
Seminar and training	–	838
Sale of products	1,833	3,970
Total	$7,659	$569,120

	For the six months ended
Direct costs of revenue:	December 31,
	2017	2016
Magazine related	$68,850	$66,322
Referral fees	–	–
Licensing fees	–	–
Equipment sales commissions	–	–
Seminar and training	–	–
Sale of products	976	5,042
Total	$69,826	$71,364

The Company’s six revenue classes are magazine related, referral fees, licensing fees (see Note 2), equipment sales commissions (see Note 2), seminar and training, and sale of products.

Freedom Leaf Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements

December 31, 2017

(unaudited)

NOTE 13 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the FDIC. No amounts exceeded federally insured limits as of December 31, 2017. There have been no losses in these accounts through December 31, 2017.

Concentration of Revenue

For the six months ended December 31, 2017, the Company had no material customer.

Concentration of Supplier

The Company does not rely on any particular suppliers for its services.

Concentration of Intellectual Property

The Company owns or has filed for the trademarks “Freedom Leaf,” “Hemp Inspired,” “Cannabizu,” and “Cannabiz” as filed with the United States Patent and Trademark Office. The Company has filed for “Freedom Leaf” in Jamaica and Uruguay.

NOTE 14 – INVENTORY

The Company has inventory consisting of various CBD products. As of December 31, 2017, and June 30, 2017, the Company had inventory of $27,200 and $0, respectively. The Company accounts for its inventory using the lower of cost or market and the cost of sales are recorded utilizing the first in first out (“FIFO”) method.

NOTE 15 – INCOME TAX

As of December 31, 2017, and June 30, 2017, the Company has net operating loss carry forwards of $6,370,985 and $4,920,988, respectively. The carry forwards expire through the year 2034. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to loss before taxes for fiscal year 2018 and 34% to loss before taxes for fiscal year 2017), as follows:

	December 31, 2017	December 31, 2016
Tax expense (benefit) at the statutory rate	$(304,499)	$(107,783)
State income taxes, net of federal income tax benefit	–	–
Change in valuation allowance	304,499	107,783
Total	$–	$–

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax years 2014 through 2017 remain to examination by federal agencies and other jurisdictions in which it operates.

Freedom Leaf Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements

December 31, 2017

(unaudited)

The tax effect of significant components of the Company’s deferred tax assets and liabilities at December 31, 2017 and June 30, 2017, respectively, are as follows:

	December 31, 2017	June 30, 2017
Deferred tax assets:
Net operating loss carryforward	$1,337,907	$1,073,183
Timing differences	974,778	908,366
Total gross deferred tax assets	2,312,685	1,981,549
Less: Deferred tax asset valuation allowance	(2,312,685)	(1,981,549)
Total net deferred taxes	$–	$–

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2018 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $2,312,685 and $1,981,549 as of December 31, 2017 and June 30, 2017, respectively.

On December 22, 2017, the United States Government passed new tax legislation that, among other provisions, will lower the corporate tax rate from 34% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carry forward net operating losses previously accumulated and results in a revaluation of deferred tax assets recorded on our balance sheet. Given that the deferred tax assets are offset by a full valuation allowance, these changes will have no net impact on the Company’s financial position and net loss. However, if and when we become profitable, we will receive a reduced benefit from such deferred tax assets. Had this legislation passed prior to our June 30, 2017, fiscal year-end, the effect of the legislation would have been a reduction in deferred tax assets and the corresponding valuation allowance.

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements, except as stated herein.

On January 5, 2018 as amended on February 5, 2018, with an effective date of January 5, 2018, the Company consummated its previously-announced acquisition of 100% of the capital stock of Green Market, a Spanish producer of hemp products. In consideration for the acquisition, the Company paid to Green Market’s seller: (i) $24,805 (which amount was paid by a third party, and to whom the Company owes that amount), and (ii) 4,220,000 shares of the Company’s common stock. Additionally: (i) additional shares will be issuable if the volume weighted-average price of the Company’s stock between January 5, 2018 and July 3, 2018 is less than $0.10 per share, and (ii) the sellers of Green Market have the option to repurchase all of the assets of Green Market for €100 (and the assumption of Green Market liabilities) if the volume weighted-average price of the Company’s stock between January 5, 2018 and January 5, 2019 is less than $0.01 per share. Green Market’s facilities include: a 21,000 square foot light deprivation greenhouse; a 43,000 square foot indoor growing research facility, and over 200 acres of outdoor production space. The light deprivation allows the increase of the number of yearly crops from 3 to 4 crops a year, and the 43,000 square foot indoor grow facility is used for genetic research and cultivating additional hemp crops. Green Market is strategically located in Elche, Alicante, an important Spanish business hub, with great year-round weather conditions for agricultural growing and a long tradition of growing hemp. The Company will report proforma financials when they are available.

On January 17, 2018, Pure Energy acquired 526,315 shares of the Company’s common stock for $25,000.

Freedom Leaf Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements

December 31, 2017

(unaudited)

On January 18, 2018, the Company appointed Richard Groberg (“Groberg”), via his company, RSGroberg Consulting, LLC, as its Chief Financial Officer to serve for an initial, two-year term. In consideration of the services to be performed by Groberg, the Company: (i) issued 800,000 shares of common stock, and (ii) $5,000 per month compensation payable: (1) prior to the date that the Company is paying monthly compensation to its directors primarily in cash, in 600,000 shares of common stock (representing the first 12 months’ compensation), and (2) payable in cash thereafter. The 800,000 and 600,000 shares of common stock were issuable on January 18, 2018. See Note 5.

On January 18, 2018, Pelosi entered into a stock purchase agreement with the Company to purchase 1,050,000 shares of common stock.

On January 19, 2018, Pure Energy converted into 2,008,740 shares of Company common stock: (i) the principal balance of the $38,000 convertible promissory note it previously acquired from Power Up and (ii) $2,175 of accrued interest in connection with that note ($40,175 in total). That note, executed by the Company on July 20, 2017, had a conversion discount of 35% based on the lowest closing price of the 20 days prior to conversion.

On January 19, 2018, in conjunction with its conversion of that note, Pure Energy received 800,918 shares of common stock – (i) $19,826.19 in conjunction with the settlement amount owed by the Company to Power Up at the time Pure Energy acquired that note from Power Up in connection with that note, and (ii) $3,000 as a transaction fee ($22,826.19 in total).

On January 22, 2018, the Company issued 60,616 shares of common stock to Joseph Gurreri, an employee, in consideration of $8,550 of accrued wages.

On January 26, 2018, the Company issued to Pure Energy 1,933,848 shares of common stock in consideration of its conversion of a second convertible promissory note for $33,842 (see Note 10) that the Company issued to Pure Energy on September 27, 2017 in conjunction with Pure Energy’s payoff of the May 10, 2017 Power Up convertible note.

On January 31, 2018, the Company issued Reliable Steel 229,671 shares of common stock for a portion of its debt of $33,532.

On January 31, 2018, the Company issued to Michael Ostrander: (i) 150,000 shares of common stock for services performed in December 2017 valued at $15,000, and (ii) 59,930 shares of common stock for services performed in January 2018 valued at $15,000.

On January 31, 2018, the Company issued 226,497 shares of common stock to Christopher Thompson, an employee, in connection with services provided in 2017 valued at $33,069.

On January 31, 2018, the Company issued to Stone 600,000 shares of common stock which were recorded as issuable as of December 31, 2017.

On January 31, 2018, the Company issued 82,192 shares of common stock to Steven Bloom in connection with consulting services provided in 2017 totaling $12,000.

On January 31, 2018, the Company issued 16,952 shares of common stock to the Company’s legal counsel, in connection with services rendered from November 2017 through January 2018 totaling $2,475.

On January 31, 2018, the Company issued 122,466 shares of common stock to Christopher Sloan, a former employee of the Company, in connection with services rendered by him to the Company in 2017 totaling $17,880.

Freedom Leaf Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements

December 31, 2017

(unaudited)

On January 31, 2018, the Company issued 47,945 shares of common Stock to Lakeport Business Services, Inc. in connection with services rendered to the Company in 2018 valued at $7,000. The stock was valued at $15,558 based on the current stock price.

On January 31, 2018, Pure Energy purchased 838,126 shares of common stock for $83,813.

On February 1, 2018, the Company paid LG Capital $58,813 to retire the convertible promissory note it issued to LG Capital on August 11, 2017 for $42,000. The repayment amount included $1,565 of accrued interest and a payment premium of $15,248.

On February 7, 2018, Neil Dutson acquired 624,000 shares of common stock for $78,000.

On February 7, 2018, Valencia Web Technology S.L. (“Valencia”) agreed to the accept the initially issued 3,000,000 shares of common stock as satisfaction of the obligation to pay additional shares to Valencia in connection with the Company’s April 8, 2017 Asset Purchase Agreement with Valencia to acquire certain of its assets. As of October 8, 2017, the True-Up Date (the six-month anniversary of the Asset Purchase Agreement), the Company recorded 4,142,857 shares of common stock as issuable in regards to the true-up clause in the agreement. The February 7, 2018 agreement relieved the Company of the obligation of issuing the additional 4,142,857 shares which will be cancelled accordingly. See Notes 2 and 11.

On February 8, 2018, the Company paid Power Up $71,913 to retire the convertible promissory it issued to Power Up on September 26, 2017 for $53,000.

On February 9, 2018, Weintraub Law Group, LLC (“Weintraub”) surrendered 52,779 warrants at a value of $0.3048 per share, $16,090 in total, to effect the cashless exercise of warrants to acquire 215,378 shares of common stock at $0.06 per share. The Company had issued to Weintraub 268,167 warrants to acquire common stock and 268,167 shares of common stock on October 17, 2016 for the settlement of payables of $15,065.

On February 9, 2018, Douglas Montgomery, Greg Montgomery and Lesley Montgomery acquired from the Company 160,000, 80,000 and 160,000, respectively, shares of the Company’s common stock, in each case for a purchase price of $0.125 per share, for total proceeds of $50,000.

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

Plan of Operation

The Company is a leading go-to resource in the cannabis, medical marijuana, and industrial hemp industry. It is involved in mergers and acquisitions, and business consulting in the marijuana industry, including incubation/acceleration and spinoffs of new cannibis/hemp related companies. The Company’s flagship publication is Freedom Leaf Magazine “The Good News in Marijuana Reform.” The Company produces a portfolio of news, print and digital multi-media verticals, websites, blogs, and web advertising, for the ever-changing emerging cannabis, medical marijuana and industrial hemp industry. Through our online and print media channels, our efforts are in dissemination of current legislation and legal news, arts and entertainment. The Company does not handle, grow, sell, or dispense marijuana.

The Company is making strides in the industrial hemp sector of the industry with the acquisition of Green Market Europe S.L. (“Green Market,” see Note 15 to our financial statements), located in Elche Spain, relying on its quality organic growing of hemp for flower and seeds and developing new genetic strains that will deliver other rare cannabinoids (“CBD”). The Company’s subsidiary, Leafceuticals Inc (“Leafceuticals”) is operating in North Las Vegas, Nevada, as a CO2 extraction and processing facility for hemp flower. Once the raw material is derived from the extraction process, it is then taken to a lab to create Full Spectrum CBD Oil to be sold to formulators to process into cosmetics, topical creams, vapes, and other Cannabidiol, CBD-based beauty and wellness products. Leafceuticals has also launched an e-commerce site, www.MyHempology.com, that markets through direct sales and retail distribution of full spectrum CBD products.

The Company also sells licenses to use the Freedom Leaf brand in different countries and states. We have entered into three license agreements: for Spain and Portugal, for The Netherlands, and for Florida.

Results of Operations

For the Three Months Ended December 31, 2017 and 2016

Revenues

Our revenue was $6,332 for the three months ended December 31, 2017, compared to $448,566 for the three months ended December 31, 2016. Revenue, by class, is as follows:

	For the three months ended
Revenues:	December 31,
	2017	2016
Magazine related	$5,826	$13,200
Referral fees	–	1,724
Licensing fees	–	427,604
Equipment sales commissions	–	3,750
Seminar and training	–	–
Sale of products	506	2,288
Total	$6,332	$448,566

Operating Expenses

Direct costs of revenues were $36,680 and $46,099 for the three months ended December 31, 2017 and 2016, respectively. Direct costs of revenues, by class, is as follows:

	For the three months ended
Direct costs of revenue:	December 31,
	2017	2016
Magazine related	$36,680	$42,604
Referral fees	–	–
Licensing fees	–	–
Equipment sales commissions	–	–
Seminar and training	–	–
Sale of products	–	3,495
Total	$36,680	$46,099

For the three months ended December 31, 2017 our general and administrative expenses and marketing and selling expenses were $603,299 compared to $478,582 for the three months ended December 31, 2016 resulting in an increase of $124,717, attributable primarily to stock-based compensation of $121,837 for the three months ended December 31, 2017, compared to $276,292 for the three months ended December 31, 2016, and bad debt expense of $263,315 for the three months ended December 31, 2017, compared to $0 for the three months ended December 31, 2016. As a result, net loss was $742,413 for the three months ended December 31, 2017, compared to net loss of $111,361 for the three months ended December 31, 2016.

For the Six Months Ended December 31, 2017 and 2016

Revenues

Our revenue was $7,659 for the six months ended December 31, 2017, compared to $569,120 for the six months ended December 31, 2016. Revenue, by class, is as follows:

	For the six months ended
Revenues:	December 31,
	2017	2016
Magazine related	$5,826	$15,974
Referral fees	–	1,724
Licensing fees	–	536,864
Equipment sales commissions	–	9,750
Seminar and training	–	838
Sale of products	1,833	3,970
Total	$7,659	$569,120

Operating Expenses

Direct costs of revenues were $69,826 and $71,364 for the six months ended December 31, 2017 and 2016, respectively. Direct costs of revenues, by class, is as follows:

	For the six months ended
Direct costs of revenue:	December 31,
	2017	2016
Magazine related	$68,850	$66,322
Referral fees	–	–
Licensing fees	–	–
Equipment sales commissions	–	–
Seminar and training	–	–
Sale of products	976	5,042
Total	$69,826	$71,364

For the six months ended December 31, 2017 our general and administrative expenses and marketing and selling expenses were $1,253,522 compared to $944,047 for the six months ended December 31, 2016 resulting in an increase of $309,475, attributable primarily to stock-based compensation of $416,077 for the six months ended December 31, 2017, compared to $533,192 for the six months ended December 31, 2016, and bad debt expense of $426,848 for the six months ended December 31, 2017, compared to $0 for the six months ended December 31, 2016. As a result, net loss was $1,449,997 for the six months ended December 31, 2017, compared to net loss of $513,253 for the six months ended December 31, 2016.

Liquidity and Capital Resources

Overview

As of December 31, 2017, the Company had $0 in cash. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $50,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees.

Liquidity and Capital Resources during the six months ended December 31, 2017 compared to the six months ended December 31, 2016

We used cash in operations of $173,252 for the six months ended December 31, 2017, compared to cash used in operations of $174,349 for the six months ended December 31, 2016. The negative cash flow from operating activities for the six months ended December 31, 2017 is attributable to the Company's net loss from operations of $1,449,997 primarily due to the issuance of common stock for services ($416,077) and bad debt expense ($426,848). Cash used in operations of $174,349 for the six months ended December 31, 2016 is attributable to the Company's net loss of $513,253 offset primarily by increase in stock-based compensation of $533,192.

We used cash in investing or financing activities of $0 and $3,271 for the six months ended December 31, 2017 and 2016.

We had cash provided by financing activities of $170,754 for the six months ended December 31, 2017, compared to $179,831 for the same period in 2016.

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

Going Concern

The accompanying financial statements and the factors within it, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the ability of the Company to continue as a going concern for a reasonable period of time. The Company sustained net losses of $1,449,997 and cash used in operating activities of $173,252 for the six months ended December 31, 2017. The Company had working capital deficit, stockholders’ deficit and accumulated deficit of $142,668, $111,584 and $6,370,985, respectively, at December 31, 2017. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Adjusted Net Loss	For the Six Months Ended
	December 31,
	2017	2016

Net loss	$(1,449,997)	$(513,253)
Change in fair value of embedded conversion features	(52,259)	–
Beneficial conversion feature expense	(79,594)	(61,712)

Adjusted net loss	$(1,318,144)	$(451,541)

Weighted average shares outstanding - basic and diluted	129,643,006	96,455,096

Adjusted basic and diluted net loss per share	$(0.01)	$(0.00)

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

Adjusted EBITDA	For the Six Months Ended
	December 31,
	2017	2016

Net loss from operations	$(1,449,997)	$(513,253)
Interest expense	(12,780)	(5,250)
Depreciation	(13,613)	–
Amortization	(9,699)	(370)
Stock-based compensation	(416,077)	(533,192)
Bad debt expense	(426,848)	–
Change in fair value of embedded conversion features	(52,259)	–
Beneficial conversion feature expense	(79,594)	(61,712)

Adjusted EBITDA	$(439,127)	$87,271

Weighted average shares outstanding - basic and diluted	129,643,006	96,455,096

Adjusted basic and diluted net loss per share	$(0.00)	$0.00

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ending December 31, 2017, the Company issued the following unregistered securities. These securities were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, Regulation D promulgated thereunder as there was no general solicitation, and the transactions did not involve a public offering.

On October 6, 2017, the Company issued 400,000 shares of common stock to Jason Edwards for services in October 2017 valued at $16,280.

On October 6, 2017, the Company issued 600,000 shares of common stock to Michael Ostrander for services in October 2017 valued at $33,870.

On October 7, 2017, due to the agreement with Valencia (see Note 2), the Company owed Valencia an additional 4,142,857 shares of common stock, which were recorded as issuable. The Company recorded a contingent liability of $174,000 associated with this obligation. On January 29, 2018, because of the increase of the Company’s common stock, Valencia agreed to the accept the initially issued 3,000,000 shares of common stock as satisfaction of the obligation to pay to Valencia in connection with the Company’s May 30, 2017 Asset Purchase Agreement with Valencia to acquire certain of its assets without the need to issue additional true-up shares of the Company’s common stock. The January 29, 2018 agreement relieved the Company of the contingent liability of issuing additional shares.

On October 23, 2017, the Company issued 1,001,250 shares of common stock to Timothy Puetz for services in October 2017 valued at $20,025.

On October 26, 2017, the Company issued 255,000 shares of common stock to Ronald Voight for services in October 2017 valued at $7,727.

On October 28, 2017, the Company issued 273,333 shares of common stock to Lakeport Business Services, Inc. for services in October 2017 valued at $8,200.

On October 28, 2017, the Company issued 30,000 shares to Neil Dutson for leasehold improvement performed in October 2017 valued at $900.

On October 30, 2017, the Company issued 122,500 shares of common stock to legal counsel for services in October 2017 valued at $3,225.

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

On October 25, 2017, the Company issued 250,000 shares of common stock to Frank Dobrucki for services in October 2017 valued at $7,500.

On November 2, 2017, the Company issued 250,000 shares of common stock to Victor Park, a vendor, for services in October 2017 valued at $7,725.

On November 3, 2017, the Company issued 1,006,768 shares of common stock to PureEnergy for the conversion of $15,475 of a convertible promissory note.

On October 23, 2018, the Company issued 1,000,000 shares of Common Stock to Breadfruit Tree, Inc. for inventory received in October 2017 valued at $27,200.

On November 9, 2017, the Company issued 5,764,490 shares of common stock to Pure Energy for the conversion of $80,077 of principal and accrued interest of a convertible promissory note.

On November 9, 2017, the Company sold 4,785,459 shares of common Stock to Pure Energy for $83,745.53, based on a per share price of $0.0175.

On November 10, 2017, the Company sold 967,000 shares of common stock to Pelosi for $14,500, based on a per share price of $0.01499.

On November 28, 2017, the Company issued 730,769 shares of common Stock to Michael Ostrander for services in October 2017 and November 2017. The shares for October 2017, which were effective October 1, 2017, were 500,000, whereas the shares for November 2017, which were effective November 1, 2017, were 230,769. The shares were valued at $40,119.

On November 30, 2017, the Company recorded 600,000 shares of common stock as issuable to Alan Stone & Co. in connection with various consulting services provided in 2017. The shares were valued at $36,750.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Number	Description

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1, filed on July 22, 2013)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1, filed on July 22, 2013)
3.3	Articles of Merger (incorporated by reference to our Current Report on Form 8-K, filed on February 25, 2015)
3.4	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K, filed on June 9, 2016)
10.1	Merger Agreement dated November 6, 2014 (incorporated by reference to our Form 10-Q/A for the period ended December 31, 2014, filed on September 11, 2015)
10.2	Audit for the Period Ended November 6, 2014 of Freedom Leaf Inc., the private company (incorporated by reference to our Form 10-Q/A for the period ended December 31, 2014, filed on September 11, 2015)
10.3	License Agreement with Freedom Leaf Iberia, B.V. (incorporated by reference to our Form 8-K filed on February 28, 2017)
10.4	License Agreement with Freedom Leaf Netherlands, B.V. (incorporated by reference to our Form 8-K filed on February 28, 2017)
10.5	Distribution Agreement with NuAxon Bioscience, Inc. (incorporated by reference to our Form 8-K filed on March 17, 2017)
10.6	License Agreement with BBD Healthcare Strategies, LLC (incorporated by reference to our Form 8-K filed on April 3, 2017)
10.7	LaMarihuana.com Asset Purchase Agreement (incorporated by reference to our Form 8-K filed on May 31, 2017)
10.8 (1)	LaMarihuana.com Asset Purchase Agreement Partial Waiver
10.9	Green Market Europe Purchase Agreement (incorporated by reference to our Form 8-K filed on February 7, 2018)
10.10	Green Market Europe Purchase Agreement Amendment (incorporated by reference to our Form 8-K filed on February 7, 2018)
31.1 (1)	Certification of Principal Executive Officer of Freedom Leaf Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 (1)	Certification of Principal Accounting Officer of Freedom Leaf Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (1)	Certification of Principal Executive Officer of Freedom Leaf Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
32.2 (1)	Certification of Principal Accounting Officer of Freedom Leaf Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
101.INS	XBRL Taxonomy Extension Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________

(1) Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Freedom Leaf Inc.

Dated: February 21, 2018	By: /s/ Clifford J. Perry
Clifford J. Perry
Chief Executive Officer

Dated: February 21, 2018	By: /s/ Richard Groberg
Richard Groberg
Chief Financial Officer

