Form 10-Q
period 2018-03-31
Freedom Leaf Inc.
filed 2018-06-29
CIK 1581545

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of June 27, 2018, there were 187,048,252 shares of common stock, par value $0.001 per share issued, issuable, and outstanding.

FREEDOM LEAF INC.

FORM 10-Q

MARCH 31, 2018

PART I – FINANCIAL INFORMATION

TABLE OF CONTENTS

Index to Financial Statements	Page

Condensed Consolidated Balance Sheets as of March 31, 2018 (unaudited) and June 30, 2017	4

Condensed Consolidated Statements of Operations and Comprehensive Income for the three months and nine months ended March 31, 2018 and 2017 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2018 and 2017 (unaudited)	6

Notes to Condensed Consolidated Financial Statements	7

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FREEDOM LEAF INC.

and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	June 30,
	2018	2017
	(unaudited)

ASSETS
Current assets
Cash	$165,544	$2,498
Accounts receivable, net	28,881	–
Inventory, net	82,485	–
Prepaid expense and other current assets	119,615	1,600
Other receivable, net of reserves	1,123	637,817
Total current assets	397,648	641,915

Fixed assets, net	196,631	–
Intangible assets, net	316,955	10,820
Goodwill	315,685	–
Other assets	44,185	338,084

Total assets	$1,271,104	$990,819

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Convertible notes payable, net of discount	$–	$70,678
Notes payable	759	3,141
Accounts payable	323,924	15,789
Accrued expenses	97,806	31,891
Accrued expenses to related parties	109,500	–
Derivative liabilities	–	52,757
Total current liabilities	531,989	174,256

Non-current liabilities
Other non-current liabilities	–	188,075
Payable to related party	313,713	290,670
Total non-current liabilities	313,713	478,745

Total liabilities	845,702	653,001

Commitments and contingencies	–	150,000

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized Series A preferred stock, 1,000,000 shares authorized, 948,022 shares issued and outstanding at March 31, 2018 and June 30, 2017, respectively	948	948
Common stock, $0.001 par value, 500,000,000 shares authorized, 161,740,712 and 111,101,795 shares issued, issuable, and outstanding at March 31, 2018 and June 30, 2017, respectively	161,741	111,102
Additional paid-in capital	8,516,596	4,996,756
Accumulated comprehensive income	22	–
Accumulated deficit	(8,247,029)	(4,920,988)
Total Freedom Leaf Inc. stockholders' equity	432,278	187,818
Non-controlling interests	(6,876)	–
Total stockholders’ equity	425,402	–
Total liabilities and stockholders' equity	$1,271,104	$990,819

See accompanying notes to unaudited condensed consolidated financial statements.

FREEDOM LEAF INC.

and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(unaudited)

	For the three months ended March 31,		For the nine months ended March 31,
	2018	2017	2018	2017

Revenue, net	$56,254	$254,084	$63,913	$823,204

Operating expenses
Direct costs of revenue	81,045	17,428	150,871	88,792
General and administrative	337,409	247,578	1,186,222	1,170,036
Depreciation and amortization expense	84,935	–	108,251	370
Bad debt expense	221,294	–	637,817	1,500
Marketing and selling	54,237	12,600	58,554	32,319
Total operating expenses	778,920	277,606	2,141,715	1,293,017

Operating loss	(722,666)	(23,522)	(2,077,802)	(469,813)

Other income (expense)
Interest expense	(1,659)	(6,026)	(14,439)	(11,276)
Loss on settlement of debt	(113,936)	–	(419,098)	–
Interest income	7	–	10,331	–
Loss on conversion of debt into common stock	(781,523)	–	(781,523)	–
Gain on extinguishment of liabilities	54,157	–	54,157	–
Change in fair value of embedded conversion features	(36,575)	(2,905)	(59,127)	(2,905)
Beneficial conversion feature	34,178	5,253	(45,416)	(55,014)
Total other income (expense)	(845,351)	(3,678)	(1,255,115)	(69,195)

Provision for income taxes	–	–	–	–

Net loss before non-controlling interest	(1,568,017)	(27,200)	(3,332,917)	(539,008)
Loss attributable to non-controlling interest	6,876	–	6,876	–

Net loss attributable to common stockholders	$(1,561,141)	$(27,200)	$(3,326,041)	$(539,008)

Net loss attributable to common stockholders per share - basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	158,509,748	102,022,698	137,114,271	98,283,870

Exchange differences arising on translating foreign operations	$(22)	$–	$(22)	$–
Total comprehensive loss	(1,561,039)	–	(3,326,019)	–
Total comprehensive loss – Non-controlling interest	(6,978)	–	(6,898)	–
Total comprehensive loss – Controlling interest	$(1,568,017)	$(27,200)	$(3,332,917)	$(539,008)

See accompanying notes to unaudited condensed consolidated financial statements.

FREEDOM LEAF INC.

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended March 31,

(unaudited)

	2018	2017
Cash flows from operating activities:
Net loss	$(3,332,917)	$(539,008)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	108,251	370
Beneficial conversion feature	187,902	55,014
Gain on settlement of contingent liabilities	(150,000)	–
Loss on common stock issued for accounts payable	189,114	–
Issuance of common stock for services	571,858	616,942
Loss on conversion of debt	710,447	–
Change in fair value of embedded conversion features	–	2,905
Loss on revaluation of derivative liabilities	59,217
Bad debt expense	637,817	(1,500)
Changes in operating assets and liabilities:
Accounts receivable	(21,451)	500
Inventory	(55,285)	2,465
Prepaid expense	(119,138)	–
Other receivable	–	(399,286)
Other assets	(40,600)	(229,791)
Accounts payable and accrued expenses	607,198	165,085
Accounts payable and accrued expenses to related parties	127,499	103,405
Net cash used in operating activities	(520,088)	(222,899)

Cash flows from (used in) investing activities
Cash acquired in acquisition of GME	3,546	–
Intangible asset acquired	(27,938)	(3,897)
Net cash from (used in) investing activities	(24,392)	(3,897)

Cash flows from financing activities:
Proceeds from capital contributed	–	28,148
Proceeds from related party	–	76,940
Proceeds from sale of common stock	646,058	80,000
Repayments on notes payable	(97,382)	–
Proceeds from notes payable	166,842	46,000
Net cash provided by financing activities	715,518	231,088

Effects of exchange rates on cash	(7,992)	–

Net increase in cash	163,046	4,293

Cash at beginning of period	2,498	1,758

Cash at end of period	$165,544	$6,051

Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$–

Cash paid for taxes	$–	$–

Non-cash investing and financing activities:
Conversion of debt into common stock	$–	$115,065
Issuance of common stock for accounts payable and accrued expenses	$662,459	$–
Conversion of common stock into licensing agreement	$–	$25,000
Issuance of common stock for inventory	$27,200	$–
Financed purchases of property and equipment	$148,500	$–
Common stock issued in business combination	$396,728	$–
Exercise of warrants for the issuance of common stock	$215	$–
Notes assigned between holders	$118,602	$–
Initial debt discounts	$116,625	$–
Common stock issued for settlement of debt	$1,346,520	$–
Common stock issued for rights agreement	$22,000	$–
Derivatives liability	$–	$23,918

See accompanying notes to unaudited condensed consolidated financial statements.

Freedom Leaf Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Freedom Leaf Inc. (the “Company,” “we,” “us,” “our,” “Freedom Leaf” or “FRLF”) was incorporated in the State of Nevada on February 21, 2013, under the name of Arkadia International, Inc. The Company originally was engaged in the business of the acquisition of in demand equipment, cars and goods with the intent to resale these in the U.S. territory or export to overseas countries. On October 3, 2014, the Company experienced a change in control. Richard C. Cowan (“Cowan”) acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between Cowan and Vladimir and Galina Shekhtman (“Sellers”). On the closing date, October 3, 2014, Cowan purchased from the Sellers 6,950,100 shares of the Company’s outstanding restricted common stock for $100,000, representing 93% of the then-outstanding common stock of the Company.

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

Cannabis Business Solutions Inc (“Cannabis Business Solutions”), a Nevada corporation, was formed on February 5, 2014, and is a subsidiary of the Company. This subsidiary had nominal activity until it purchased the LaMarihuana.com assets from Valencia Web Technology S.L., B-97183354, effective April 8, 2017 (see Note 2).

Leafceuticals Inc (“Leafceuticals”), formerly known as Cannabiz U, Inc., a Nevada corporation, was formed on February 13, 2014, and is a wholly-owned subsidiary of the Company. This subsidiary began active operations in January 2018.

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

Nature of Operations

Freedom Leaf Inc. is a Company that is dedicated to health and wellness products derived from legal Hemp. It is comprised of a group of diversified, international, vertically-integrated hemp businesses and cannabis media companies. Freedom Leaf Inc. has been working since 2014 to build a diverse portfolio of related hemp businesses through strategic acquisitions across the industry.

FRLF’s portfolio of acquisitions includes our recently acquired hemp CBD product line Irie CBD; our wholly-owned hemp extraction division Leafceuticals, Inc.; our exclusive health and wellness CBD brand “Hempology;” our hemp greenhouse cultivation with recent acquisition of a facility in Valencia, Spain; our hemp-based rolling paper company Plants to Paper; two of the largest Spanish-speaking cannabis web portals in the world LaMarihuana.com and Marihuana-Medicinal.com; and, of course, our flagship publication, Freedom Leaf Magazine.

Through our targeted acquisitions and growth plan execution, the Company has built a solid foundation for our vertically-integrated hemp and cannabis media company to enhance both revenue growth and shareholder value. Our cultivation and extraction divisions allow FRLF to grow and source our own hemp CBD, which allows lower production costs for our wholly-owned CBD product lines, and better gross profit, for our CBD product sales. In addition, our domestic and international media companies permit us to direct organic traffic to our eCommerce sites and retail locations.

•	Freedom Leaf does not handle, grow, sell, or dispense marijuana or related products in the United States.

•	Freedom Leaf believes that its European activities are in compliance with relevant EU laws.

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

Fair Value Measurements

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

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. We have early adopted this update. We do not believe this guidance will impact the recognition of our primary source of revenue. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares, which may dilute future earnings per share, consist of warrants to purchase 4,618,167 shares of common stock at March 31, 2018. Equivalent shares are not utilized when the effect is anti-dilutive.

Effect of Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU No. 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for annual reporting periods beginning after December 15, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has adopted this update. We do not believe this guidance will impact the recognition of our primary source of revenue. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. We have adopted this update. We do not believe this guidance will impact the recognition of our primary source of revenue. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

NOTE 2 –DEFINITIVE AGREEMENTS

On November 6, 2014, Freedom Leaf Inc., a Nevada corporation and the public company (the “Company,” “Public Company,” “we,” “us,” “our”) entered into a merger agreement with a private Nevada corporation, Freedom Leaf Inc. (the “Private Company”). Prior to the reverse merger, Cowan, the officer and director of the Public Company, had acquired the majority of its outstanding common stock. Clifford J. Perry, the Private Company’s sole officer and director pre-merger (“Perry”), was the owner of record of all of the outstanding common shares of the Private Company (the “Private Company Stock”) prior to the merger. Pursuant to the merger, the Private Company was merged into the Public Company, and Perry, the Private Company’s shareholder, received 83,401.2 shares of Public Company common stock for each share of Private Company stock pre-merger, or 83,401,200 total shares of the Company’s common stock.

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

Licensing Rights

On February 8, 2016, the Company and Freedom Leaf Netherlands, B.V. (“FLNL”), a company located in the Netherlands, executed a Memorandum of Understanding (“MOU”), wherein the Company granted FLNL a right of first refusal to license certain rights from the Company described below in exchange for a payment of $25,000, and the parties agreed to negotiate a definite license agreement for such rights with the terms of the definitive agreement incorporating the material terms set forth in the MOU. Such rights include FLNL’s rights to use various trademarks of the Company, primarily “Freedom Leaf,” and other related rights, for use in the Netherlands by FLNL, including FLNL’s right to publish a Freedom Leaf magazine in the Netherlands, sell Freedom Leaf products and perform other activities related to the business of the Company. FLNL is a shareholder (common stock and warrants to purchase additional common stock) of the Company. On December 15, 2016, the Company and FLNL executed the license agreement. The agreement provided for a licensing fee of $250,000 with a payment schedule as follows: $70,869 which has been paid from the date of the MOU until the date of the agreement; $25,000 payment every two months, commencing on April 10, 2017 with the last payment on April 10, 2018, and a final payment of $4,131 on June 10, 2018. As of March 31, 2018, the Company has written the receivable off to bad debt. The Company also provided FLNL with warrants to purchase up to 1,000,000 shares of common stock. The warrants have an exercise price of $0.05. The warrants can be exercised as follows:

•	250,000 warrants between June 2017 and August 2017; 250,000 warrants between September 2017 and November 2017; 250,000 warrants between December 2017 and February 2018; and 250,000 warrants between March 2018 and May 2018. See Notes 7 and 12.

On December 15, 2016, the Company and Freedom Leaf Iberia, B.V. (“FLI”), a company incorporated under the laws of the Netherlands, executed a license agreement. The licensing agreement provides FLI the distribution rights to the Company’s magazine and other “Freedom Leaf” branded merchandise. The territory of the agreement is Spain and Portugal. The agreement provided for a license fee of $250,000 payable to the Company. The payment schedule provides for a $25,000 payment every two months, beginning on April 20, 2017, concluding on April 20, 2018, with a final payment of $75,000 on June 20, 2018. As the Company is allowing for progress payments, the balance is shown net of imputed interest on the balance sheet. The Company also provided FLI with warrants to purchase up to 1,000,000 shares of common stock. The warrants have an exercise price of $0.05. The warrants can be exercised as follows: 250,000 warrants between June 2017 and August 2017; 250,000 warrants between September 2017 and November 2017; 250,000 warrants between December 2017 and February 2018; and 250,000 warrants between March 2018 and May 2018. See Notes 8 and 12. As of March 31, 2018, the Company has written the receivable off to bad debt.

On March 31, 2017, the Company entered into a license agreement with BBD Healthcare Strategies, LLC, a Florida limited liability company (“BBDHS”), pursuant to which BBDHS received distribution rights to the Company’s magazine and other “Freedom Leaf” branded merchandise for the State of Florida, in consideration of (1) a license fee of $250,000, paid $25,000 at execution, and $25,000 due August 2017, October 2017, December 2017, February 2018, March 2018, April 2018, May 2018 and concluding June 2018, with a final payment of $50,000, (2) ongoing royalties of 5% for sales of Company merchandise purchased from the Company, (3) ongoing royalties of 10% for sales of Company merchandise purchased from a third-party supplier, and (4) ongoing royalties of 33% for Company seminars and conferences. As the Company is allowing for progress payments, the balance is shown net of imputed interest on the balance sheet. The Company also provided BBDHS with warrants to purchase 1,200,000 shares of Company common stock at an exercise price of $0.05, exercisable as follows: 240,000 shares between September 1, 2017 and October 31, 2017, 240,000 shares between November 1, 2017 and December 31, 2017, 240,000 shares between January 1, 2018 and February 28, 2018, 240,000 shares between March 1, 2018 and May 30, 2018, and 240,000 shares between June 1, 2018 and July 30, 2018. See Notes 8 and 12. As of March 31, 2018, the Company has written the receivable off to bad debt.

Incubation Agreement

On January 18, 2016, the Company and Plants to Paper, LLC (“PTP”), a New Jersey limited liability company, executed an Incubation Agreement. PTP owned the patent pending application 62/245,153 (the “Patent”) with the title being “Rolling Papers and Blunt Wraps made from 100% Marijuana.” PTP agreed to transfer its ownership rights in the patent application to the Company, as well as PTP’s Medical Marijuana / Cannabis/Hemp Industry Incubator program. The Company agreed to supply management services and to fund the early stage development of PTP. The Incubation Agreement is for a period of twelve months. PTP will provide the Company with 20% of the outstanding membership shares of PTP in exchange for its services. The costs of patent registrations in the United States and other countries will be the liability of PTP. As of March 31, 2018, PTP had no activity. On February 1, 2017, the Agreement was modified for the following items: a) to provide 25% of the outstanding membership shares of PTP; b) require that the Patent be assigned to PTP; and c) acknowledge that the ownership rights have not been transferred to the Company as of that date. To-date, ownership rights have not been transferred.

Sales Representation Contract

On December 22, 2016, the Company and NuAxon BioScience, Inc. (“NuAxon”), a Delaware corporation, executed a Sales Representation Contract. NuAxon is a manufacturer and distributor for bulk extracts, Rebel Herbs brand products, and Intelligence Tree brand products. The contract appoints the Company as NuAxon’s sales representative worldwide. The contract is for a period of one year and shall automatically renew for successive terms of the same duration. The contract provides a commission for sales by the Company at rates as follows: a) bulk extracts is 9% with a 2% bonus on annual sales above $500,000; b) Rebel Herbs and Intelligence Tree brand products is 10% with a 3% bonus on annual sales above $1,000,000. As of March 31, 2018, there have been no sales or commissions earned.

Equipment Sales Representative Contract

On December 22, 2016, the Company and NuAxon executed an Equipment Sales Representative Contract. NuAxon is a manufacturer and distributor for extraction equipment. The contract appoints the Company as NuAxon’s equipment sales representative worldwide. The contract is for a period of one year and shall automatically renew for successive terms of the same duration. The contract provides a commission for sales by the Company at various rates ranging from 3% to 10%, dependent on the cumulative annual sales. On March 15, 2017, the Company entered into an Exclusive Distribution Agreement with NuAxon to sell NuAxon’s CO2 extraction equipment pursuant to which the Company would be paid increasing commissions depending on gross sales of the equipment. On March 16, 2017, the Company issued a purchase order (the “Purchase Order”) to NuAxon to purchase extraction equipment for one of the Company’s customers. As of March 31, 2018, there were no sales.

LaMarihuana Purchase

On May 30, 2017, with an effective date of April 8, 2017 as per the Bill of Sale, Cannabis Business Solutions Inc. (the “Buyer”), a wholly-owned Nevada subsidiary of the registrant, Freedom Leaf Inc., entered into an Asset Purchase Agreement with Valencia Web Technology S.L., B-97183354, a Spanish limited liability company (Sociedad de Responsabilidad Limitada) (the “Seller,” or “Valencia”) to purchase the Seller’s assets, including its cash and cash equivalents, equipment, inventory, receivables, and two of its websites www.lamarihuana.com and www.marihuana-medicinal.com (but not including the Seller’s website cannabislandia.com), for a purchase price consisting of a 10% interest in the Buyer, and 3,000,000 shares of common stock of the registrant, valued at $300,000 (the “Initial FRLF Shares”), with additional shares of the registrant’s common stock due six months (October 8, 2017) following closing if, at such time, the average closing price of the registrant’s common stock during the previous five trading days is less than $0.10/share. Such additional shares shall be calculated as follows: $300,000 minus the product of (a) the Initial FRLF Shares multiplied by (b) the average closing price of the registrant’s common stock during the five trading days immediately preceding the True-Up Date (the “True-Up Price”), with such difference divided by the True-Up Price. On October 8, 2017, the Company removed the previously recorded contingent liability and recorded 4,142,857 shares of common stock as issuable, with a value of $126,000. On February 7, 2018, the Company and the Buyer agreed that because of the increase in the value of the Company’s common stock, the Buyer had waived its right to additional shares of common stock as stated herein. Therefore, on February 7, 2018, the Company reversed its recording of the 4,142,857 shares of common stock recorded as issuable. See Note 17.

The Company is in the process of meeting international requirements for the complete use of the web sites by the Company. This process is expected to be completed before the end of this fiscal year.

NOTE 3 –BUSINESS COMBINATION

Green Market Europe Purchase

On January 5, 2018 as amended on February 5, 2018, with an effective date of January 5, 2018, the Company consummated its previously-announced acquisition of 100% of the capital stock of Green Market Europe, S.L. (“GME”), a Spanish producer of hemp products. GME’s facilities include: a 21,000 square foot light deprivation greenhouse; a 43,000 square foot indoor growing research facility, and over 200 acres of outdoor production space. The light deprivation allows the increase of the number of yearly crops from 3 to 4 crops a year, and the 43,000 square foot indoor grow facility is used for genetic research and cultivating additional hemp crops. GME is strategically located in Elche, Alicante, an important Spanish business hub, with great year-round weather conditions for agricultural growing and a long tradition of growing hemp. From its inception to-date, GME has had negligible operations.

Purchase Consideration:

In consideration for the acquisition, the Company paid to GME’s seller $320,205 in cash and Company common stock as follows:

(i)	$24,805 (which amount was paid by a third party, and to whom the Company owes that amount), and

(ii)	4,220,000 shares of the Company’s common stock valued on the Company’s Balance Sheet at $295,400.

Additionally: (i) additional shares will be issuable if the volume weighted-average price of the Company’s stock between January 5, 2018 and July 3, 2018 is less than $0.10 per share, and (ii) the sellers of GME have the option to repurchase all of the assets of GME for €100 (and the assumption of GME’s liabilities) if the volume weighted-average price of the Company’s stock between January 5, 2018 and January 5, 2019 is less than $0.01 per share.

Assets acquired, and liabilities assumed, at fair value:

The provisional fair value of the purchase consideration issued to the sellers of GME was allocated to the net tangible assets acquired. We accounted for the acquisition of GME as the purchase of a business under GAAP under the acquisition method of accounting, the assets and liabilities acquired were recorded as of the acquisition date, at their respective fair values and consolidated with those of our company. The fair value of the net assets acquired, net of Liabilities assumed, was approximately $20,285. The excess of the aggregate fair value of the net tangible assets has been treated as Goodwill. The purchase price allocation was based, in part, on management’s knowledge of GME’s business and is preliminary. Once we complete our analysis to finalize the purchase price allocation, which includes finalizing the valuation report from a third-party appraiser and a review of potential intangible assets, it is reasonably possible that, there could be significant changes to the preliminary values below.

Consideration given:

Common stock shares given	$295,400

Total consideration given	$295,400

Fair value of identifiable assets acquired, and liabilities assumed:

Cash	$3,546
Accounts receivable	7,430
Fixed assets, net	64,891
Intangible assets, net	5,176
Accounts payable	(71,478)
Acquisition payable	(24,805)
Payable to shareholders	(5,045)
Total identifiable net liabilities	(20,285)
Goodwill	315,685
Total consideration	$295,400

During March, April and May of 2018, in connection with the Company’s preliminary audit of GME, the Company’s management discovered several irregularities regarding GME’s operations and its sellers’ activities before and after the consummation of the Company’s acquisition of that business. Based on investigation of these discoveries, the Company, effective June 4, 2018, consummated a termination agreement with GME’s seller. In connection with that agreement, GME’s sellers returned to the Company the 4,220,000 shares it had previously issued to the sellers. The Company will write off the approximately $33,000 it had invested cumulatively in GME in addition to the stock issuance.

NOTE 4– GOING CONCERN

The Company has a net loss attributable to common stockholders for the nine months ended March 31, 2018 of $3,326,041 and working capital deficit as of March 31, 2018 of $134,341 and has used cash in operations of $520,088 for the nine months ended March 31, 2018. In addition, as of March 31, 2018, the Company had a stockholders’ equity and accumulated deficit of $425,402 and $8,247,029, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of the issuance of these financial statements.

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, there were no pending or threatened lawsuits.

Lease Commitment

We lease approximately 2,800 square feet of office space in Las Vegas, Nevada, pursuant to a lease that will expire on December 31, 2019. This facility serves as our corporate headquarters. After December 31, 2017, the Company has the option to opt out of the lease.

Future minimum lease payments under these leases are as follows:

2018	$5,982
2019	18,943

Total	$24,925

Rent expense for the nine months ended March 31, 2018 and 2017 was $23,334 and $28,021, respectively.

NOTE 6 – RELATED PARTIES

Cowan, a former director and officer of the Company, has payables and accruals due to him of $313,713 and $269,226 as of March 31, 2018 and June 30, 2017, respectively. The payable, as agreed upon verbally, has a maturity date greater than one year, without any other set terms for repayment. Imputed interest is immaterial.

Clifford J. Perry (“Perry”), Chief Executive officer, Chief Financial Officer, and a director of the Company, has payables and accruals due to him of $0 and $21,444 as of March 31, 2018 and June 30, 2017, respectively. Imputed interest is immaterial. On July 31, 2017, the Company issued 5,784,061 shares of common stock to Cliff Perry for accrued compensation of $112,500. See Note 12

Raymond P. Medeiros (“Medeiros”), a director of the Company, has payables and accruals due to him of $0 and $0 as of March 31, 2018 and June 30, 2017, respectively. Imputed interest is immaterial. On July 31, 2017, the Company issued 2,699,228 shares of common stock to Raymond Medeiros for accrued compensation of $52,500. See Note 12.

On October 31, 2017, the Company issued 850,000 shares of common stock to Paul F. Pelosi, Jr. (“Pelosi”), in regard to his appointment as Chairman of the Board on November 1, 2017, for compensation for the period November 1, 2017 through January 31, 2018. The Company was obligated to issue on February 1, 2018, an additional 1,250,000 options for common stock with an exercise price of $0.04, with an expiration date eighteen months after the issuance. On February 12, 2018, the Company issued 1,250,000 warrants for common stock to Paul Pelosi in satisfaction of this obligation. The warrants have an exercise price of $0.04 and expire August 11, 2018 (see Note 12).

On November 10, 2017, the Company sold 967,000 shares of common stock to Pelosi for $14,500, based on a per share price of $0.01499.

On January 18, 2018, the Company appointed Richard Groberg, via his company, RSGroberg Consulting, LLC, as its Chief Financial Officer to serve for an initial, two-year term. In consideration of the services to be performed by Groberg, the Company: (i) issued 800,000 shares of common stock, and (ii) $5,000 per month compensation payable: (1) prior to the date that the Company is paying monthly compensation to its directors primarily in cash, in 600,000 shares of common stock (representing the first 12 months’ compensation), and (2) payable in cash thereafter. See Note 17. The 800,000 and 600,000 shares of common stock were issued on January 18, 2018 and valued at $81,200 and $60,900, respectively.

On January 18, 2018, Pelosi purchased 1,050,000 shares of common stock for $21,000.

NOTE 7 – OTHER RECEIVABLES

The Company has three licensing agreements with the following: FLNL, FLI and BBDHS (see Note 2). The receivable, per entity, as recorded in Other Receivables as of March 31, 2018, is as follows:

	March 31, 2018	June 30, 2017
FLNL	$176,779	$173,551
FLI	246,178	240,555
BBDHS	225,186	223,711
Subtotal	648,143	637,817
Less: Allowance	(648,143)	–
Net Balance	$–	$637,817

As of March 31, 2018, FLNL, FLI and BBDHS are behind on payments of $100,000, $100,000, and $75,000, respectively. The Company and FLI agreed to a legal right of offset in regards to a balance of $60,000 owed by the Company to FLI. The revenue streams as stated herein have been delayed due to unforeseen circumstances. Thus, the Company granted deferment on the payments with each entity. Both FLNL and FLI expected to begin making payment sometime in 2018. As of the date of this report, the Company has not received payment, therefore, the Company has recorded an allowance of $648,143.

NOTE 8– FIXED ASSETS

The Company has fixed assets related to equipment and capital improvements. The depreciation of the equipment and capital improvements is over a five-year and two-year period, respectively. As of March 31, 2018, and June 30, 2017, the Company had fixed assets, net of accumulated depreciation, of $196,631 and $0, respectively. The fixed assets are as follows:

	March 31,	June 30,
	2018	2017
Equipment	$221,200	$–
Total fixed assets	221,200	–
Less: Accumulated depreciation	(24,569)	–
Fixed assets, net	$196,631	$–

The depreciation expense for the nine months ended March 31, 2018 and 2017, was $24,569 and $0, respectively.

NOTE 9 – INTANGIBLE ASSETS

The Company has intangible assets related to website development. The amortization of the intangible assets is over a five-year period. As of March 31, 2018, and June 30, 2017, the Company had intangible assets, net of accumulated amortization, of $316,955 and $10,820, respectively. The intangible assets are as follows:

	March 31,	June 30,
	2018	2017
Website development	$401,980	$12,245
Total intangible assets	401,980	12,245
Less: Accumulated amortization	(85,025)	(1,425)
Intangible assets, net	$316,955	$10,820

The amortization expense for the nine months ended March 31, 2018 and 2017, was $83,722 and $370, respectively.

The following table presents the amortization for the next five years:

2018	$5,136
2019	15,127
2020	1,044
2021	1,044
2022 and thereafter	2,422
Total	$24,773

NOTE 10 – DERIVATIVES

Embedded Conversion Option Derivatives

Due to the conversion terms of certain promissory notes, the embedded conversion options met the criteria to be bifurcated and presented as derivative liabilities. The Company calculated the estimated fair values of the liabilities for embedded conversion option derivative instruments at the original note inception date and settlement dates and at June 30, 2017, using the Black-Scholes option pricing model using the share prices of the Company’s stock on the dates of valuation and using the following ranges for volatility, expected term and the risk-free interest rate at each respective valuation date, no dividend has been assumed for any of the periods:

	March 31, 2018	June 30, 2017	Note Inception Date
Volatility	N/A	141%	170% - 232%
Expected Term	N/A	0.33 - 0.96 years	0.75 - 1.0 years
Risk-Free Interest Rate	N/A	0.84%	1.07% - 1.33%

The following reflects the initial fair value on the note inception date and changes in fair value through March 31, 2018, which reflects that all promissory notes were converted and/or paid leaving no outstanding promissory notes as of March 31, 2018:

Embedded conversion option derivative liability fair value on June 30, 2017	$52,757
Note modifications adjustment	43,866
Adjustment for extinguishment of notes and conversion of notes	(91,653)
Change in fair value in fiscal year 2018	(4,970)
Embedded conversion option derivative liability fair value on March 31, 2018	$–

NOTE 11 – CONVERTIBLE NOTES PAYABLE, NET OF PREMIUMS AND NOTES PAYABLE

Convertible notes, net of discounts and notes payable
	March 31, 2018			June 30, 2017
			Principal,			Principal,
		Debt	net of		Debt	net of
	Principal	Discounts	Discounts	Principal	Discounts	Discounts
PureEnergy	$–	$–	$–	$15,475	$(7,489)	$7,986
PureEnergy	–	–	–	13,480	(5,565)	7,915
PowerUp	–	–	–	75,000	(39,330)	35,670
PowerUp	–	–	–	38,000	(18,893)	19,107
Total	$–	$–	$–	$141,955	$(71,277)	$70,678

On July 7, 2015, the Company executed a convertible promissory note for $5,000 with Bruce Perlowin. The note is for one year, 12% interest rate, and convertible at $0.10 per share. The current price at that date was $0.085, which is less than the conversion price. The stock price for our common stock as of September 30, 2015 was $0.40. Our common stock is thinly traded therefore our price, as management has determined, is not indicative of our valuation. In October 2015, the Company issued common stock for services to unrelated parties and the common stock was values at $0.20, therefore, the $0.20 was used for valuation purposes for this note. A beneficial conversion feature of $5,000 was recorded and subsequently amortized. The Company has recorded accrued interest of $467 as of March 31, 2018. On April 15, 2016, Mr. Perlowin converted the principal of this promissory note into 50,000 shares of common stock. The accrued interest was not converted.

On August 12, 2015, the Company executed a convertible promissory note for $5,000 with Bruce Perlowin. The note is for one year, 12% interest rate, and convertible at $0.10 per share. The current price at that date was $0.10, which is less than the conversion price. The stock price for our common stock as of September 30, 2015 was $0.40. Our common stock is thinly traded therefore our price, as management has determined, is not indicative of our valuation. In October 2015, the Company issued common stock for services to unrelated parties and the common stock was values at $0.20, therefore, the $0.20 was used for valuation purposes for this note. A beneficial conversion feature of $5,000 was recorded and subsequently amortized. The Company has recorded accrued interest of $408 as of March 31, 2018. On April 15, 2016, Mr. Perlowin converted the principal of this promissory note into 50,000 shares of common stock. The accrued interest was not converted.

On August 20, 2015, the Company executed a convertible promissory note for $12,500 with Svetlana Ogorodnikova. The note matures on February 19, 2016, 12% interest rate, and convertible at $0.10 per share. The current price at that date was $0.085, which is less than the conversion price. The stock price for our common stock as of December 31, 2015 was $0.40. Our common stock is thinly traded therefore our price, as management has determined, is not indicative of our valuation. In October 2015, the Company issued common stock for services to unrelated parties and the common stock was values at $0.20, therefore, the $0.20 was used for valuation purposes for this note. A beneficial conversion feature of $12,500 was recorded and subsequently amortized. The Company has recorded accrued interest of $986 as of March 31, 2018. On February 19, 2016, Ms. Ogorodnikova granted the Company an extension on the due date to June 30, 2016. On April 15, 2016, Ms. Ogorodnikova converted the principal of this promissory note into 125,000 shares of common stock. The accrued interest was not converted.

On November 1, 2016, the Company executed a collateralized secured promissory note with Eagle Equities, LLC (“Eagle”) for $25,000. The Company netted $23,000 due to legal fees of $2,000. The note has a conversion discount of 45% based on the lowest closing price of the 20 days prior to conversion. The Company recorded a debt discount of $25,000 and as of December 31, 2017, had recorded $25,000 of amortization. The note matures on November 1, 2017 and bears interest at 8%. On April 26, 2017, Eagle sold its convertible note to PureEnergy 714 LLC (“PureEnergy”) with no change in terms. As of March 31, 2018, there is $0 of accrued interest. On June 29, 2017, the Company issued 791,140 shares of common stock to PureEnergy for the conversion of $12,501. On July 19, 2017, the Company issued 748,934 shares of common stock to PureEnergy related to the conversion of $13,481.

On May 23, 2017, the Company executed a convertible promissory note with PureEnergy for $15,475. The note has a conversion discount of 45% based on the lowest closing price of the 20 days prior to conversion. The Company recorded a debt discount of $8,481. The note matures on February 23, 2018 and bears interest at 8%. On October 30, 2017, the balance of the note and the accrued interest was converted into 1,006,768 shares of common stock. See Note 12.

On May 10, 2017, the Company executed a convertible promissory note with Power Up for $75,000. The note has a conversion discount of 35% based on the lowest closing price of the 20 days prior to conversion. The note matures on February 23, 2018 and bears interest at 8%. On September 28, 2017, Pure Energy purchased the May 10, 2017 convertible promissory note between the Company and Power Up. The Power Up convertible promissory note was for $78,427. The Company and Pure Energy entered into a revised convertible promissory note to replace the Power Up convertible promissory note as stated below. On November 9, 2017, Pure Energy converted the entire note and accrued interest into 5,764,490 shares of common stock. See Note 12. On January 26, 2018, the Company issued to Pure Energy 1,933,848 shares of common stock in consideration of its conversion of a second convertible promissory note for $33,842 (see Note 11) that the Company issued to Pure Energy on September 27, 2017 in conjunction with Pure Energy’s payoff of the May 10, 2017 Power Up convertible note.

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

On July 20, 2017, the Company executed a convertible promissory note with Power Up for $38,000. The note has a conversion discount of 35% based on the lowest closing price of the 20 days prior to conversion. The Company recorded a debt discount of $14,829 and as of March 31, 2018, had recorded $7,455 of amortization. The note matures on August 11, 2018 and bears interest at 8%. As of March 31, 2018, there is $0 of accrued interest. On January 19, 2018, Pure Energy converted into 2,008,740 shares of Company common stock: (i) the principal balance of the $38,000 convertible promissory note it previously acquired from Power Up and (ii) $2,175 of accrued interest in connection with that note ($40,175 in total). That note, executed by the Company on July 20, 2017, had a conversion discount of 35% based on the lowest closing price of the 20 days prior to conversion. In conjunction with its conversion of that note, on January 19, 2018, Pure Energy also received 800,918 shares of common stock – (i) $19,826.19 in conjunction with the settlement amount owed by the Company to Power Up at the time Pure Energy acquired that note from Power Up in connection with that note, and (ii) $3,000 as a transaction fee ($22,826.19 in total).

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

On September 26, 2017, the Company executed a convertible promissory note with Power Up for $53,000. The note has a conversion discount of 35% based on the lowest closing price of the 10 days prior to conversion. On February 8, 2018, the Company paid Power Up $71,913 to retire in full this convertible note.

On September 27, 2017, the Company executed a convertible promissory note with Pure Energy for $78,427 to replace the May 10, 2017 convertible note with Power Up, as reflected above. The note has a conversion discount of 35% based on the lowest closing price of the 12 days prior to conversion. On November 9, 2018, the principal and accrued interest was converted into 5,765,490 shares of common stock. (See Note 12.) In conjunction with the payoff of the May 10, 2017 Power Up convertible note, the Company incurred a prepayment penalty of $28,496, which Pure Energy paid to Power Up. The Company issued a second convertible promissory note to Pure Energy, in consideration of its payment to Power Up, for $33,842, which included the prepayment penalty and legal fees of $5,346. On January 26, 2018, the Company issued to Pure Energy 1,933,848 shares of common stock in consideration of its conversion of a second convertible promissory note for $33,842 (see Note 12).

On January 17, 2018, Pure Energy acquired from Power Up the $38,000 note executed by the Company on July 20, 2017. On January 19, 2018, Pure Energy converted into 2,008,740 shares of Company common stock: (i) the principal balance of the $38,000 convertible promissory note it acquired from Power Up on January 17, 2018 and (ii) $2,175 of accrued interest in connection with that note ($40,175 in total) (see Note 12).

NOTE 12 – STOCKHOLDERS’ EQUITY

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

On July 31, 2017, the Company issued 5,784,061 shares of common stock to Cliff Perry for accrued compensation of $112,500. See Note 6.

On July 31, 2017, the Company issued 2,699,228 shares of common stock to Raymond Medeiros for accrued compensation of $52,500. See Note 6.

On August 23, 2017, the Company issued 500,000 shares of common stock to Frank Dobrucki for services valued at $40,750.

On August 14, 2017, the Company issued 500,000 shares of common stock to Nuaxon Bioscience as part of the agreement for exclusive rights to market and sell their equipment. The shares were valued at $22,000.

On August 17, 2017, the Company issued 345,451 shares of common stock to Lakeport Business Services, Inc. for accounts payable $9,450. The shares were valued at $24,182.

On August 25, 2017, the Company issued 600,000 shares of common stock to Christopher Thompson as a bonus in August 2017. The shares were valued at $48,900.

On August 25, 2017, the Company issued 550,000 shares of common stock to Joshua Halford for services in August 2017. The shares were valued at $44,825.

On August 28, 2017, the Company issued 1,061,500 shares of common stock to Christopher Sloan for services in May 2017 (661,500 shares) and for accrued expenses of $23,075 (400,000 shares of common stock). The shares were valued at $137,535.

On August 28, 2017, the Company issued 500,303 shares of common stock to Neil Dutson for services valued at $37,203.

On August 29, 2017, the Company issued 100,000 shares of common stock to Marc Hatch for services valued at $7,430.

On August 29, 2017, the Company issued 100,000 shares of common stock to Marc Hatch for services valued at $7,430.

On October 6, 2017, the Company issued 400,000 shares of common stock to Jason Edwards for services in October 2017 valued at $16,280.

On October 6, 2017, the Company issued 600,000 shares of common stock to Michael Ostrander for services in October 2017 valued at $24,420.

On October 7, 2017, due to the agreement with Valencia (see Note 2), the Company owed Valencia an additional 4,142,857 shares of common stock, which were recorded as issuable. The Company recorded a contingent liability of $174,000 associated with this obligation. On January 29, 2018, because of the increase of the Company’s common stock, Valencia agreed to the accept the initially issued 3,000,000 shares of common stock as satisfaction of the obligation to pay to Valencia in connection with the Company’s May 30, 2017 Asset Purchase Agreement with Valencia to acquire certain of its assets without the need to issue additional true-up shares of the Company’s common stock. The January 29, 2018 agreement relieved the Company of the contingent liability of issuing additional shares. See Note 17.

On October 23, 2017, the Company issued 1,001,250 shares of common stock to Timothy Puetz for services in October 2017 valued at $30,038.

On October 23, 2017, the Company issued 1,000,000 shares of common stock to Breadfruit Tree, Inc. for inventory received in October 2017 valued at $27,200.

On October 26, 2017, the Company issued 255,000 shares of common stock to Ronald Voight for services in October 2017 valued at $7,650.

On October 28, 2017, the Company issued 273,333 shares of common stock to Lakeport Business Services, Inc. for services in October 2017 valued at $8,200.

On October 28, 2017, the Company issued 30,000 shares to Neil Dutson for leasehold improvement performed in October 2017 valued at $900.

On October 30, 2017, the Company issued 122,500 shares of common stock to legal counsel for services in October 2017 valued at $8,575.

On October 31, 2017, the Company issued 850,000 shares of common stock to Paul F. Pelosi, Jr. (“Pelosi”) valued at $26,285, in regard to his appointment as Chairman of the Board on November 1, 2017, for compensation for the period November 1, 2017 through January 31, 2018. The Company was obligated to issue on February 1, 2018, an additional 1,250,000 options for common stock with an exercise price of $0.04, with an expiration date eighteen months after issuance. On February 12, 2018, the Company issued 1,250,000 warrants for common stock to Paul Pelosi in satisfaction of this obligation (see Note 13). The warrants have an exercise price of $0.04 and expire August 11, 2018.

On October 25, 2017, the Company issued 250,000 shares of common stock to Frank Dobrucki for services in October 2017 valued at $7,725.

On November 2, 2017, the Company issued 250,000 shares of common stock to Victor Park, a vendor, for services in October 2017 valued at $6,800.

On November 3, 2017, the Company issued 1,006,768 shares of common stock to PureEnergy for the conversion of $15,475 of a convertible promissory note (see Note 11).

On November 9, 2017, the Company issued 5,764,490 shares of common stock to Pure Energy for the conversion of $80,077 of principal and accrued interest of a convertible promissory note (see Note 11).

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

On November 30, 2017, the Company recorded 600,000 shares of common stock as issuable to Alan Stone & Co. (“Stone”) in connection with various consulting services provided in 2017. The shares were valued at $29,400.

On January 5, 2018 as amended on February 5, 2018, with an effective date of January 5, 2018, the Company consummated its previously-announced acquisition of 100% of the capital stock of Green Market Europe, S.L. (“GME”), a Spanish producer of hemp products. In partial consideration for the acquisition, the Company paid to GME’s seller 4,220,000 shares of the Company’s common stock valued at $295,400.

On January 15, 2018, the Company issued to Stone 600,000 shares of common stock which were recorded as issuable as of December 31, 2017.

On January 17, 2018, Pure Energy acquired 526,315 shares of the Company’s common stock for $25,000.

On January 18, 2018, in connection with the Company’s appointment of Richard Groberg (“Groberg”) as its Chief Financial Officer to serve for an initial, two-year term, the Company (i) issued Groberg’s company, RSGroberg Consulting, LLC, 800,000 shares of common stock, and (ii) $5,000 per month compensation payable: (1) prior to the date that the Company is paying monthly compensation to its directors primarily in cash, in 600,000 shares of common stock (representing the first 12 months’ compensation), and (2) payable in cash thereafter. The common stock received was valued at $81,200 and $60,900, respectively.

On January 19, 2018, Pure Energy converted into 2,008,740 shares of Company common stock: (i) the principal balance of the $38,000 convertible promissory note it acquired from Power Up on January 17, 2018 and (ii) $2,175 of accrued interest in connection with that note ($40,175 in total). The Power Up note, executed by the Company on July 20, 2017, had a conversion discount of 35% based on the lowest closing price of the 20 days prior to conversion. The common stock received was valued at $190,027 and resulted in the Company recording a loss of $157,340.

On January 19, 2018, in conjunction with its conversion of that note, Pure Energy received 800,918 shares of common stock – (i) $19,826.19 in conjunction with the settlement amount owed by the Company to Power Up at the time Pure Energy acquired that note from Power Up in connection with that note, and (ii) $3,000 as a transaction fee ($22,826 in total). The common stock received was valued at $89,703 and resulted in the Company recording a loss of $66,877.

On January 22, 2018, the Company issued 60,616 shares of common stock to Joseph Gurreri, an employee, in consideration of $8,550 of accrued wages. The common stock received had a value of $8,850

On January 22, 2018, Pelosi purchased 1,050,000 shares of common stock for $21,000.

On January 22, 2018, the Company issued 82,192 shares of common stock to Steven Bloom in connection with consulting services provided in 2017 totaling $12,000.

On January 22, 2018, the Company issued 16,952 shares of common stock to the Company’s legal counsel, in connection with services rendered totaling $2,475.

On January 26, 2018, the Company issued to Pure Energy 1,933,848 shares of common stock in consideration of its conversion of a second convertible promissory note for $33,842 (see Note 11) that the Company issued to Pure Energy on September 27, 2017 in conjunction with Pure Energy’s payoff of the May 10, 2017 Power Up convertible note. The common stock received was valued at $580,154 and resulted in the Company recording a loss of $558,722.

On January 22, 2018, the Company issued Reliable Steel 229,671 shares of common stock for a portion of its debt of $33,532.

On January 22, 2018, the Company issued 226,497 shares of common stock to Christopher Thompson, an employee, in connection with services provided in 2017 valued at $33,069.

On January 5, 2018 and February, respectively the Company issued to Michael Ostrander: (i) 150,000 shares of common stock for services performed in December 2017 valued at $10,500, and (ii) 56,930 shares of common stock for services performed in January 2018 valued at $16,794.

On January 31, 2018, the Company issued to Stone 600,000 shares of common stock which were recorded as issuable as of December 31, 2017.

On January 31, 2018, the Company issued 122,466 shares of common stock to Christopher Sloan, a former employee of the Company, in connection with services rendered by him to the Company in 2017 totaling $39,740.

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

On January 31, 2018, Pure Energy purchased 838,126 shares of common stock for $83,813.

On February 7, 2018, Neil Dutson acquired 624,000 shares of common stock for $78,000.

On February 7, 2018, Weintraub Law Group, LLC (“Weintraub”) surrendered 52,779 warrants at a value of $0.3048 per share, $16,090 in total, to effect the cashless exercise of warrants to acquire 215,378 shares of common stock at $0.06 per share. The Company had issued to Weintraub 268,167 warrants to acquire common stock and 268,167 shares of common stock on October 17, 2016 for the settlement of payables of $15,065.

On February 9, 2018, Douglas Montgomery, Greg Montgomery and Lesley Montgomery acquired from the Company 160,000, 80,000 and 160,000, respectively, shares of the Company’s common stock, in each case for a purchase price of $0.125 per share, for total proceeds of $50,000.

On February 21, 2018, the Company issued 83,760 shares of common Stock to Lakeport Business Services, Inc. in connection with services rendered to the Company in 2018 valued at 18,000 based on the current stock price.

On March 6, 2018 Vincent Moreno acquired 500,000 shares of common stock for $50,000.

On March 7, 2018, Neil Dutson acquired 909,090 shares of common stock for $100,000.

On March 7, 2018, Esteemed Consultants acquired 909,091 shares of common stock for $100,000.

On March 14, 2018, Rex Anthony Carrol acquired 272,727 shares of common stock for $30,000.

On March 15, 2018, Vision Concepts acquired 74,074 shares for $10,000.

During the quarter ended March 31, 2018, the Company issued 503,535 shares of common stock to NuAxon BioScience, Inc. on behalf of Jason Edwards for services in November 2017 through March 2018 valued at $48,117.

Warrants

On November 2, 2015, the Company issued 1,000,000 warrants for common stock to Freedom Leaf Iberia, B.V., in regard to a contemplated future transaction between the Company and Freedom Leaf Iberia, B.V. The warrants expire on May 2, 2016. The exercise price is $0.02; and the warrant has a cashless exercise option. The warrants were valued at $0.20 per share, as defined in the section. The Company recorded an expense of $200,000. On May 2, 2016, Freedom Leaf Iberia exercised a cashless conversion of its 1,000,000 warrants for common stock of the Company into 889,868 shares of common stock of the Company.

On November 2, 2015, the Company issued 1,000,000 warrants for common stock to Freedom Leaf Netherlands, B.V., in regard to a contemplated future transaction between the Company and Freedom Leaf Netherlands, B.V. The warrants expire on May 2, 2016. The exercise price is $0.02, and the warrant has a cashless exercise option. The warrants were valued at $0.20 per share, as defined in the section. The Company recorded an expense of $200,000. On May 2, 2016, Freedom Leaf Netherlands, B.V. exercised a cashless conversion of its 1,000,000 warrants for common stock of the Company into 889,868 shares of common stock of the Company.

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

On January 30, 2017, the Company entered into an agreement with CorporateAds.com, LLC for services. The compensation provides a minimal $500 payment, 150,000 shares of common stock, and 150,000 warrants for common stock. The warrants have an exercise price of $0.10 per share with an expiration date eighteen months after issuance. The agreement is for 15 days and has an auto renewal feature for an additional 75 days. During the 75-day period, the Company will pay $500 for each additional 15 days. On February 1, 2017, both parties agreed to an addendum to the agreement to change the exercise price of $0.10 for the warrants to the following: 50,000 of the warrants have an exercise price of $0.10 per share; 50,000 of the warrants have an exercise price of $0.125 per share; and 50,000 of the warrants have an exercise price of $0.15 per share.

On February 12, 2018, the Company issued 1,250,000 warrants for common stock to Paul Pelosi in lieu of a prior agreement for the Company to issue to Pelosi 1,250,000 options (see Note 12). The warrants have an exercise price of $0.04 and expire August 11, 2018.

	March 31, 2018	March 31, 2017	Warrants Inception Date
Expected volatility	260%	231%	193% - 261%
Expected dividends	–	–	–
Expected term	2 - 9 months	21 months	0.25 - 1.76
Risk-free interest rate	1.93%	1.15%	0.98% - 1.82%

Stock Option Plan

On June 27, 2016, the Board of Directors approved the 2016 Stock Option Plan which has reserved 10,000,000 shares of common stock. There are no stock options outstanding as of March 31, 2018.

NOTE 13 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the FDIC. No amounts exceeded federally insured limits as of March 31, 2018. There have been no losses in these accounts through, March 31, 2018.

Concentration of Revenue

For the nine months ended March 31, 2018, the Company had no material customer.

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

On April 3, 2018, Esteemed Consultants, Inc. acquired from the Company 1,000,000 shares of the Company’s common stock for a purchase price of $0.075 per share, for total proceeds of $75,000.

On April 16, 2018, Leafceuticals consummated the acquisition, with an effective date of April 1, 2018, of substantially all of the assets of: Earth Born, Inc., a California corporation (“Earth Born California”), Earth Born, Inc., a Delaware corporation (“Earth Born Delaware”), Irie Living, a California nonprofit mutual benefit corporation (“Irie”), and Genesis Media Works, LLC, a Utah limited liability company doing business as “Terra’s Way,” “Irie Hemp Company,” “Earth Born Botanicals,” and “Santa Cruz Hemp Company” (“Genesis” and together with Earth Born California, Earth Born Delaware, and Irie, collectively referred to herein as the “Sellers” or IRIE). Irie CBD is a California-based product line owned by the Sellers that has been operating since 2015 that formulates, manufactures and distributes CBD tinctures, CBD edibles, CBD topicals and CBD concentrates to retail markets across the country. IRIE boasts an inventory of more than 25 different products and recorded approximately $1.5 million of revenue in 2017. IRIE also leases a full manufacturing and processing facility in Oakland, California. In addition to the IRIE CBD line and associated assets and trademarks, the acquisition also includes the product lines, websites and other assets of Earth Born California, Earth Born Delaware, Irie, and Genesis.

In connection with this acquisition, Leafceuticals assumed approximately $100,000 of liabilities associated with the assets and paid the Sellers’ principals $2,200,000 (subject to adjustment), as follows: $356,080 in cash and $1,843,920 via the issuance of an aggregate of 8,118,886 shares of the Company’s common stock. The purchase price is to be reduced if: (i) the Sellers’ aggregate pre-closing revenues for the year ending December 31, 2017, were less than $1,500,000 or (ii) the Buyer’s average monthly revenues resulting from the Acquisition of the Assets for the three months following closing are less than $120,000 per month. Additionally, 1,250,000 of the Shares were to be escrowed for four months following Closing as the Buyer’s security for (i) any indemnification claims against the Sellers pursuant to the Agreement, or (ii) any pre-closing or post-closing revenue deficiency resulting in the purchase price reductions described above.

On April 2, 2018, JRKH Investments, LLC purchased 54,745 shares of common stock of the Company for a purchase price of $0.091 per share, for total proceeds of $5,000.

On April 2, 2018, the Company retained KSW Group, LLC as an independent contractor to render various services related to launching and managing various eCommerce initiatives for the Company. In connection with that appointment, the Company: (i) agreed to pay KSW monthly sales commissions based on net revenues generated by KSW, and (ii) issued to KSW 450,000 shares of the Company’s Rule 144 Common Stock. The closing price of the Company’s common stock on the issuance date of April 2, 2018 was $0.135 per share.

On April 11, 2018, Kahn Family Partnership purchased 4,444,444 shares of common stock of the Company for a purchase price of $0.09 per share, for total proceeds of $400,000. On that date, the Company also issued to Kahn Family Partnership a warrant to acquire 4,444,444 shares of common stock at an exercise price of $0.13 per share. The warrant expires on April 11, 2020.

On April 30, 2018, the Company appointed Nevada State Senator Richard Segerblom as a member of the Company’s Board of Directors and issued to Senator Segerblom (i) $50,000 in common stock to vest monthly for one year, with a value of $0.159 per share, for a total of 314,465 shares of common stock, and (ii) an eighteen-month warrant to acquire 500,000 shares of common stock at an exercise price of $0.10 per share.

On April 30, 2018, with an effective date of April 1, 2018, the Company entered into separate consulting agreements with Karen Lane and Ricky Potts, each of whom were owners of Irie. Pursuant to these two agreements, each agreed to continue to provide senior management services relating to the operation of Irie under the ownership of the Company for at least nine months. In connection with these two agreements, the Company granted to each 500,000 shares of common stock of the Company, vesting monthly over a period of nine months, with the vesting beginning on the effective date. The shares were valued at $61,500 for each based on the closing price of the stock on the most recent trading day prior to April 1, 2018. The Company also agreed to a monthly compensation to each of $4,000 per month, payable using the Company’s common stock. The determination of the number of shares of stock will be calculated monthly based on the average of the OTC closing price based on the last five trading days of each month, as applicable.

On May 10, 2018, the Company appointed its CFO, Richard Groberg, as a member of the Company’s Board of Directors. In consideration of his appointment, the Company agreed to issue to Mr. Groberg’s entity (1) $50,000 in common stock to vest monthly over a one-year period, at a value of $0.16 per share, for a total of 312,500 shares, and (2) an eighteen-month warrant to acquire 500,000 shares of common stock of the Company at an exercise price of $0.10 per share.

On May 14, 2018, the Company sold 1,250,000 shares to each Caesar Capital Group (“Cesar”) and Joseph W and Patricia G Abrams Family Trust dtd 3/95 (“Abrams”) for $200,000 in total, based on a per share price of $0.08.

In a related transaction, the Company is issuing to Caesar and Abrams 6,000,000 shares of the Company’s common stock (based on a value of $0.25 per share, or $1,500,000) in exchange for a 25% ownership interest in Cicero Transact Group, LLC (“Cicero”), a company that is launching an innovative, online business-to-business deal platform. The Company intends to work with Cicero in regard to opportunities in the cannabis industry. Additionally, Michael Woloshin (“Woloshin”), a principal of Caesar, and Abrams, intend to work with the Company in an advisory capacity.

On May 15, 2018, the Company issued to Cowan a License Agreement that grants him exclusive licensee distribution rights to the Freedom Leaf Inc magazine, as well as other “Freedom Leaf” branded merchandise and services. In consideration of such license, Cowan cancelled $240,000 of payables owed to him by the Company. Also, in connection with this transaction, the Company issued to Cowan a warrant exercisable between July 1, 2018 and November 15, 2019.

During March through May 2018, in connection with the Company’s audit of GME, Company’s management discovered several irregularities regarding GME’s operations and its sellers’ activities before and after the consummation of the Company’s acquisition of that business. Based on investigation of these discoveries, the Company, effective on June 4, 2018, consummated a termination agreement with GME’s sellers. In connection with that agreement, GME’s sellers committed to return to the Company the 4,220,000 shares it previously issued to the sellers. The Company will write off approximately $33,000 it had invested cumulatively in GME in addition to the stock issuance.

The Company, on May 17, 2018, entered into a binding letter of intent to acquire an existing, approximately 430,000 square foot facility, that it intends to convert from a Poinsettia production facility into a light deprivation hemp production greenhouse. The total purchase price, including approximately €350,000 of rare, botanical plants and other greenhouse supplies that the Company acquired for €100,000 and intends to sell, is: €4,100,000 (approximately US$4.8million). The purchase consideration will be paid as follows: (i) €20,000 down, which amount already has been paid by the Company; (ii) €20,000 a month for 25 months, and (iii) €100,000 per month thereafter until paid in full. The Company intends to consummate this acquisition on or about July 2, 2018. Located in Valencia, the third largest city in Spain with an average of 300 days of sun per year and agricultural setting, the facility previously was one of the biggest Poinsettia producers in Europe. At its peak, it produced millions of Poinsettia clones and had more than 80 greenhouse workers working 24/7. The Company chose this facility due to the similarities in growing Poinsettias and Hemp and because of its light cycles and heavy machinery specific to industrial plant production. This turn-key facility includes: approximately 430,000 square feet of light deprivation greenhouse, growing supplies, polished concrete, and triple galvanized steel framework. It its fully equipped with an automated irrigation system, a mist system, a refrigerated storage area, a light deprivation system to maximize number of crops per year, a Dutch, hydroponic set up and heating system, its own gas pipe, and five sources of irrigation water with reservoir. The facility also has office space that the Company intends to utilize to house: (i) our Spanish Media department (lamarihuana.com) and (ii) a warehouse. The purchase also includes outdoor space and the necessary structural steel sufficient to erect a new 64,000 sq. ft galvanized steel frame facility the Company intends to build to use as a GMP extraction, formulation and bottling facility. The Company intends to retain the predecessor operation’s key employees to maintain the growing facilities. Management’s goal is for this facility to become a leading greenhouse producer of cannabinoids in Europe. The Company’s goal is to grow up to two million grams of EU-certified Industrial Hemp in its first year of operations and then to expand significantly in subsequent years. The Company also expects to utilize this facility to increase its Hemp research, tissue culture and extraction capabilities in the following years.

On June 7, 2018, the Company retained Joseph Abrams, an individual acting as an independent contractor, to serve as a member of the Company’s Advisory Board and, in connection with that appointment, issued to Abrams: 312,500 of the Company’s common stock per year. The first year’s stock will be issued immediately and shall vest monthly over one year and will be valued at $0.16 per share, valuing the grant at $50,000. For the second year, the stock will be issued on June 9, 2019, and will be based on the closing price of the Company’s common stock on OTC Markets on June 8, 2019.

On June 21, 2018, the Company consummated the acquisition of intellectual property relating to a proprietary formula for the compounding of a nutraceutical non-liquid to inhibit the accumulation of LDL cholesterol (and an underlying patent-pending application regarding the formula) developed by Healthy Discovery Associates Corp., a Florida corporation. The patent-pending application is for a formula for a dietary supplement, which should not require a United States Food and Drug Administration (“FDA”) approval. The Company acquired the intellectual property regarding the formula and patent-pending application for 1,600,000 shares of common stock at a value of $0.25 per share, subject to a leak-out agreement and a price adjustment if the average trading price of the Company’s common stock for the five days subsequent to the six-month anniversary of the consummation of this transaction does not exceed $0.25 per share.

NOTE 15 – RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

Balance Sheet and Statement of Operations

The Company restated its previously issued consolidated financial statements included in the original Quarterly Report on Form 10-Q for the six months ended December 31, 2017 and the three months ended September 30, 2017 to reflect the effects of accounting and reporting errors resulting from a deficiency in its accounting and financial statement preparation process. This error and the related adjustments resulted in an understatement of net loss of $314,903 for the six months ended December 31, 2017 and the overstatement of $29,707 in derivative liabilities, the understatement of $344,610 in additional paid-in capital and the overstatement of $314,903 in accumulated deficits as of December 31, 2017.  This error and the related adjustments resulted in an understatement of net loss of $143,789 for the three months ended September 30, 2017 and the overstatement of $115,975 in derivative liabilities, the understatement of $31 in common stock, the overstatement of $259,764 in additional paid-in capital and the overstatement of $143,789 in accumulated deficits as of September 30, 2017.

The following tables present the impact of the financial statement error for the consolidated financials of Freedom Leaf Inc.:

Balance Sheet
	December 31, 2017			September 30, 2017
	As previously			As previously
	reported	Adjustments	As restated	reported	Adjustments	As restated
Liabilities and Stockholders'
Equity (Deficit)

Derivative liabilities	$47,289	$(29,707)	$17,582	$157,743	$(115,975)	$41,768

Common stock				$124,591	$31	$124,622
Additional paid-in capital	$6,110,832	$344,610	$6,455,442	$5,444,594	$259,764	$5,704,327
Accumulated deficit	$(6,370,985)	$(314,903)	$(6,685,888)	$(5,628,572)	$(143,789)	$(5,772,361)

Statement of Operations
	For the Six Months Ended December 31, 2017			For the Three Months Ended September 30, 2017
Net loss attributable to common shareholders	$(1,449,997)	$(314,903)	$(1,764,900)	$(707,584)	$(143,789)	$(851,373)

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

Until the recently-consummated IRIE acquisition, we have been devoting most of our efforts to the news, arts and entertainment niche, with both “in print” and online publications, as well as offering products and services to the cannabis industry. In connection with the IRIE acquisition and recent launch of various CBD products through our Leafceuticals subsidiary, we are increasing our focus on utilizing our web sites and other means to sell CBD products.

Plan of Operation

Freedom Leaf Inc. is a company that is dedicated to health and wellness products derived from legal Hemp. It is comprised of a group of diversified, international, vertically-integrated hemp businesses and cannabis media companies. Freedom Leaf Inc. has been working since 2014 to build a diverse portfolio of related hemp businesses and cannabis media through strategic acquisitions across the industry.

FRLF’s portfolio of acquisitions includes our recently acquired hemp CBD product line Irie CBD; our wholly-owned hemp extraction division Leafceuticals, Inc.; our exclusive health and wellness CBD brand Hempology; our hemp-based rolling paper company Plants to Paper; two of the largest Spanish-speaking cannabis web portals in the world LaMarihuana.com and Marihuana-Medicinal.com; and, of course, our flagship publication, Freedom Leaf Magazine.

Through our targeted acquisitions and growth plan execution, the Company has built a solid foundation for our vertically-integrated hemp company to enhance both revenue growth and shareholder value. Our cultivation and extraction divisions allow FRLF to grow and source our own hemp CBD, which allows lower production costs for our wholly-owned CBD product lines, and better gross profit, for our CBD product sales. In addition, our domestic and international media companies permit us to direct organic traffic to our eCommerce sites and retail locations.

•         Freedom Leaf does not handle, grow, sell, or dispense marijuana or related products in the United States.

•         Freedom Leaf believes that its European activities are in compliance with relevant EU laws.

Results of Operations

For the Three Months Ended March 31, 2018 and March 31, 2017

Revenues

Our revenue was $56,254 for the three months ended March 31, 2018, compared to $254,084 for the three months ended March 31, 2017. Revenue, by class, is as follows:

	For the three months ended
Revenues:	March 31,
	2018	2017
Magazine related	$–	$9,157
Licensing fees	–	226,685
Equipment sales commissions	–	18,242
CBD oil	30,000	–
Sale of products	26,254	–
Total	$56,254	$254,084

Note that, the Company has been shifting its focus away from licensing revenues, its primary source of revenue in fiscal 2017, and toward the sale of products. Since the merger until the recently-consummated IRIE acquisition, we have been devoting most of our efforts to the news, arts and entertainment niche, with both “in print” and online publications, as well as offering products and services to the cannabis industry. In connection with the IRIE acquisition and recent launch of various CBD products through our Leafceuticals subsidiary, we are increasing our focus on utilizing our web sites and other means to sell CBD products.

Operating Expenses

Direct costs of revenues were $81,045 and $17,428 for the three months ended March 31, 2018 and 2017, respectively. Direct costs of revenues, by class, is as follows:

	For the three months ended
Direct costs of revenue:	March 31,
	2018	2017
Magazine related	$25,102	$17,428
Extraction costs	55,943	–
Total	$81,045	$17,428

For the three months ended March 31, 2018 our general and administrative expenses and marketing and selling expenses were $697,875 compared to $260,178 for the three months ended March 31, 2017, resulting in an increase of $437,697, attributable primarily to stock-based compensation of $155,781 for the three months ended March 31, 2018, compared to $83,750 for the three months ended March 31, 2017, and bad debt expense of $221,294 for the three months ended March 31, 2018, compared to $0 for the three months ended March 31, 2017.

Other income (expenses)

Other income (expense) was an expense of $845,351 for the three months ended March 31, 2018, compared to an expense of $3,678 for the three months ended March 31, 2017. The expense for 2018 is primarily comprised of loss on settlement of debt ($113,936) and loss on conversion of debt into common stock ($781,523).

Net loss attributable to common shareholders was $1,561,141 for the three months ended March 31, 2018, compared to net loss of $27,200 for the three months ended March 31, 2017. The higher net loss for the three months ended March 31, 2018 as compared to the same period in 2017 is largely attributable to: (1) one-time expenses relate to the launch of CBD sales, such as pre-production research and development costs; (2) increasing general and administrative expenses and marketing and selling expenses in anticipation of expanding product sales, and (3) lower revenues – as the Company has shifted its focus from licensing revenues to product sales.

For the Nine Months Ended March 31, 2018 and March 31, 2017

Revenues

Our revenue was $63,913 for the nine months ended March 31, 2018, compared to $823,204 for the nine months ended March 31, 2017. Comparative Revenues decreased as the Company has shifted away from generating revenues for License Fees and toward product sales. Revenue, by class, is as follows:

	For the nine months ended
Revenues:	March 31,
	2018	2017
Magazine related	$5,826	$29,101
Referral fees	–	11,474
Licensing fees	–	763,549
Equipment sales commissions	–	18,242
Seminar and training	–	838
CBD oil	30,000	–
Sale of products	28,087	–
Total	$63,913	$823,204

Operating Expenses

Direct costs of revenues were $150,871 and $88,792 for the nine months ended March 31, 2018 and 2017, respectively. The higher operating expenses for the three months ended March 31, 2018 as compared to the same period in 2017 is largely attributable to both: (1) one-time expenses relate to the launch of CBD sales, such as pre-production research and development costs, and (2) increasing general and administrative expenses and marketing and selling expenses in anticipation of expanding product sales.

Direct costs of revenues, by class, is as follows:

	For the nine months ended
Direct costs of revenue:	March 31,
	2018	2017
Magazine related	$77,218	$88,792
Extraction costs	55,943	–
Sale of products	7,710	–
Total	$150,871	$88,792

For the nine months ended March 31, 2018, our general and administrative expenses and marketing and selling expenses were $1,990,844 compared to $1,204,225 for the nine months ended March 31, 2017, resulting in an increase of $786,619, attributable primarily to stock-based compensation of $571,858 for the nine months ended March 31, 2018, compared to $616,942 for the nine months ended March 31, 2017, and bad debt expense of $648,142 for the nine months ended March 31, 2018, compared to $500 for the nine months ended March 31, 2017. As a result, net loss attributable to common shareholders was $3,326,041 for the nine months ended March 31, 2018, compared to net loss of $539,008 for the nine months ended March 31, 2017.

Other income (expenses)

Other income (expense) was an expense of $1,255,115 for the nine months ended March 31, 2018, compared to an expense of $69,195 for the nine months ended March 31, 2017. The expense for 2018 is primarily comprised of loss on settlement of debt ($419,098) and loss on conversion of debt into common stock ($781,523).

Net loss attributable to common shareholders was $3,326,041 for the nine months ended March 31, 2018, compared to net loss of $539,008 for the nine months ended March 31, 2017.

Liquidity and Capital Resources

Overview

As of March 31, 2018, the Company had $165,544 in cash. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $50,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees.

Liquidity and Capital Resources during the nine months ended March 31, 2018 compared to the nine months ended March 31, 2017

We used cash in operations of $520,088 for the nine months ended March 31, 2018, compared to cash used in operations of $222,899 for the nine months ended March 31, 2017. The negative cash flow from operating activities for the nine months ended March 31, 2018 is attributable to the Company's net loss attributable to common shareholders of $3,326,041 primarily due to the issuance of common stock for services ($571,858) and bad debt expense ($648,142). Cash used in operations of $222,899 for the nine months ended March 31, 2017 is attributable to the Company's net loss of $539,008 offset primarily by increase in stock-based compensation of $616,942.

We used cash in investing or financing activities of $24,392 and $3,897 for the nine months ended March 31, 2018 and 2017.

We had cash provided by financing activities of $715,518 for the nine months ended March 31, 2018, compared to $231,088 for the same period in 2017.

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

Going Concern

The accompanying financial statements and the factors within it, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the ability of the Company to continue as a going concern for a reasonable period of time. The Company sustained net losses attributable to common shareholders of $3,326,041 and cash used in operating activities of $520,088 for the nine months ended March 31, 2018. The Company had working capital deficit, stockholders’ equity and accumulated deficit of $134,341, $425,402 and $8,247,029, respectively, at March 31, 2018. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a period of one year from the date of issuance of these financial statements.

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

Adjusted Net Loss	For the Nine Months Ended
	March 31,
	2018	2017

Net loss attributable to common shareholders	$(3,326,041)	$(539,008)
Loss on settlement of debt	(419,098)	–
Gain on conversion of debt into common stock	(781,523)	–
Gain on extinguishment of liabilities	54,157	–
Change in fair value of embedded conversion features	(59,127)	(2,905)
Beneficial conversion feature expense	(45,416)	(55,014)

Adjusted net loss	$(2,075,034)	$(481,089)

Weighted average shares outstanding - basic and diluted	137,114,271	98,283,870

Adjusted basic and diluted net loss per share	$(0.02)	$(0.00)

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

Adjusted EBITDA	For the Nine Months Ended
	March 31,
	2018	2017

Net loss attributable to common shareholders	$(3,326,041)	$(539,008)
Interest expense	(14,439)	(11,276)
Interest income	10,331	–
Depreciation and amortization	108,247	370
Stock-based compensation	(645,618)	(616,942)
Bad debt expense	(648,142)	(500)
Loss on settlement of debt	(419,098)	–
Loss on conversion of debt into common stock	(781,523)	–
Gain on extinguishment of liabilities	54,157	–
Change in fair value of embedded conversion features	(59,127)	(2,905)
Beneficial conversion feature expense	(45,416)	(55,014)

Adjusted EBITDA	$(885,413)	$147,259

Weighted average shares outstanding - basic and diluted	137,114,271	98,283,870

Adjusted basic and diluted net loss per share	$(0.01)	$0.00

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ending March 31, 2018, the Company issued the following unregistered securities. These securities were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, Regulation D promulgated thereunder as there was no general solicitation, and the transactions did not involve a public offering.

On January 5, 2018 as amended on February 5, 2018, with an effective date of January 5, 2018, the Company consummated its previously-announced acquisition of 100% of the capital stock of Green Market Europe, S.L. (“GME”), a Spanish producer of hemp products. In partial consideration for the acquisition, the Company paid to GME’s seller 4,220,000 shares of the Company’s common stock valued at $295,400.

On January 15, 2018, the Company issued to Stone 600,000 shares of common stock which were recorded as issuable as of December 31, 2017.

On January 17, 2018, Pure Energy acquired 526,315 shares of the Company’s common stock for $25,000.

On January 18, 2018, in connection with the Company’s appointed of Richard Groberg (“Groberg”), via his company, RSGroberg Consulting, LLC, as its Chief Financial Officer to serve for an initial, two-year term, the Company: (i) issued 800,000 shares of common stock, and (ii) $5,000 per month compensation payable: (1) prior to the date that the Company is paying monthly compensation to its directors primarily in cash, in 600,000 shares of common stock (representing the first 12 months’ compensation), and (2) payable in cash thereafter. The common stock received was valued at $81,200 and $60,900, respectively.

On January 19, 2018, Pure Energy converted into 2,008,740 shares of Company common stock: (i) the principal balance of the $38,000 convertible promissory note it previously acquired from Power Up and (ii) $2,175 of accrued interest in connection with that note ($40,175 in total). That note, executed by the Company on July 20, 2017, had a conversion discount of 35% based on the lowest closing price of the 20 days prior to conversion. The common stock received was valued at $190,027 and resulted in the Company recording a loss of $157,340.

On January 19, 2018, in conjunction with its conversion of that note, Pure Energy received 800,918 shares of common stock – (i) $19,826.19 in conjunction with the settlement amount owed by the Company to Power Up at the time Pure Energy acquired that note from Power Up in connection with that note, and (ii) $3,000 as a transaction fee ($22,826 in total). The common stock received was valued at $89,703 and resulted in the Company recording a loss of $66,877.

On January 22, 2018, the Company issued 60,616 shares of common stock to Joseph Gurreri, an employee, in consideration of $8,550 of accrued wages. The common stock received had a value of $8,850.

On January 22, 2018, Pelosi purchased 1,050,000 shares of common stock for $21,000.

On January 22, 2018, the Company issued 82,192 shares of common stock to Steven Bloom in connection with consulting services provided in 2017 totaling $12,000.

On January 22, 2018, the Company issued 16,952 shares of common stock to the Company’s legal counsel, in connection with services rendered totaling $2,475.

On January 26, 2018, the Company issued to Pure Energy 1,933,848 shares of common stock in consideration of its conversion of a second convertible promissory note for $33,842 (see Note 11) that the Company issued to Pure Energy on September 27, 2017 in conjunction with Pure Energy’s payoff of the May 10, 2017 Power Up convertible note. The common stock received was valued at $580,154 and resulted in the Company recording a loss of $558,722.

On January 22, 2018, the Company issued Reliable Steel 229,671 shares of common stock for a portion of its debt of $33,532.

On January 22, 2018, the Company issued 226,497 shares of common stock to Christopher Thompson, an employee, in connection with services provided in 2017 valued at $32,842.

On January 5, 2018 and February, respectively the Company issued to Michael Ostrander: (i) 150,000 shares of common stock for services performed in December 2017 valued at $12,350, and (ii) 56,930 shares of common stock for services performed in January 2018 valued at $16,737.

On January 31, 2018, the Company issued to Stone 600,000 shares of common stock which were recorded as issuable as of December 31, 2017.

On January 31, 2018, the Company issued 122,466 shares of common stock to Christopher Sloan, a former employee of the Company, in connection with services rendered by him to the Company in 2017 totaling $39,740.

On January 31, 2018, the Company issued 47,945 shares of common Stock to Lakeport Business Services, Inc. in connection with services rendered to the Company in 2018 valued at $7,000. The stock was valued at $15,558 based on the current stock price.

On January 31, 2018, Pure Energy purchased 838,126 shares of common stock for $83,813.

On February 1, 2018, Neil Dutson acquired 624,000 shares of common stock for $78,000.

On February 7, 2018, Weintraub Law Group, LLC (“Weintraub”) surrendered 52,779 warrants at a value of $0.3048 per share, $16,090 in total, to effect the cashless exercise of warrants to acquire 215,378 shares of common stock at $0.06 per share. The Company had issued to Weintraub 268,167 warrants to acquire common stock and 268,167 shares of common stock on October 17, 2016 for the settlement of payables of $15,065.

On February 9, 2018, Douglas Montgomery, Greg Montgomery and Lesley Montgomery acquired from the Company 160,000, 80,000 and 160,000, respectively, shares of the Company’s common stock, in each case for a purchase price of $0.125 per share, for total proceeds of $50,000.

On February 21, 2018, the Company issued 83,760 shares of common Stock to Lakeport Business Services, Inc. in connection with services rendered to the Company in 2018 valued at 18,000 based on the current stock price.

On March 6, 2018 Vincent Moreno acquired 500,000 shares of common stock for $50,000.

On March 7, 2018, Neil Dutson acquired 909,090 shares of common stock for $100,000.

On March 7, 2018, Esteemed Consultants acquired 909,091 shares of common stock for $100,000.

On March 14, 2018, Rex Anthony Carrol acquired 272,727 shares of common stock for $30,000.

On March 15, 2018, Vision Concepts acquired 74,074 shares for $10,000.

On March 31, 2018, the Company issued 503,535 shares of common stock to NuAxon BioScience, Inc. on behalf of Jason Edwards for services in November 2017 through March 2018 valued at $48,117.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On April 30, 2018, Richard S. “Tick” Segerblom was appointed as a member of the Board of Directors of the Company.

Mr. Segerblom, age 70, an attorney and politician, has been a Nevada State Senator representing District 3, which encompasses a portion of Clark County and portion of the City of Las Vegas, since 2012. Senator Segerblom was Chairman of the Nevada Democratic Party from 1990-1994, and he was first elected to the Nevada Assembly to represent Assembly District 9 in 2006. Senator Segerblom has not been a director of any other public companies during the prior 5 years.

In consideration of Senator Segerblom’s first year of service as a member of the Board of Directors of the Company, Senator Segerblom will be paid 314,465 restricted shares of the Company’s common stock, and he will receive a warrant to purchase 500,000 shares of the Company’s common stock at $0.10 per share, exercisable for a period of 18 months.

On May 10, 2018, Richard Groberg, the Company’s Chief Financial Officer, was appointed as a member of the Company’s Board of Directors.

From July 2015 through the present date, Mr. Groberg, age 60, has served in various management roles at Ever Well Health Systems, Care and Residence, which owns operates and manages healthcare facilities for patients with mental health issues. From January 2014 to July 2015, Mr. Groberg was the CFO and Vice President of Dixie Foods International, Inc., which develops, owns and operates quick service and fast casual restaurants in multiple regions; and from March 2012 to June 2015, Mr. Groberg was the President of Harrison James, LLC, a boutique iBank and management company. Also, from March 2012 through the present date, Mr. Groberg has been the managing member of RSGroberg Consulting, LLC, a consulting company providing CFO-related services to private equity firms, angel groups, and other private enterprises. Mr. Groberg has a B.A. in English from Emory University and an M.B.A. in Finance from Fordham University.

In consideration of Mr. Groberg’s first year of service as a member of the Board of Directors of the Company, Mr. Groberg’s entity, RSGroberg Consulting, LLC, be paid 312,500 restricted shares of the Company’s common stock, and he will receive a warrant to purchase 500,000 shares of the Company’s common stock at $0.10/share, exercisable for 18 months.

On May 11, 2018, the Company entered into an equity exchange agreement with Ceasar Capital Group, LLC (“Ceasar”) and the Joseph W and Patricia G Abrams Family Trust dtd 3/95 (“Abrams” and Ceasar and Abrams collectively the “Sellers”) pursuant to which the Company agreed to issue to Caesar and Abrams 6,000,000 shares of the Company’s common stock in exchange for the Sellers transferring a 25% ownership interest in Cicero Transact Group, Inc., a Delaware corporation (“Cicero”) launching an innovative, online business-to-business deal platform.

On June 21, 2018, the Company consummated the acquisition of intellectual property relating to a proprietary formula for the compounding of a nutraceutical non-liquid to inhibit the accumulation of LDL cholesterol (and an underlying patent-pending application regarding the formula) developed by Healthy Discovery Associates Corp., a Florida corporation. The patent-pending application is for a formula for a dietary supplement, which should not require a United States Food and Drug Administration (“FDA”) approval. The Company acquired the intellectual property regarding the formula and patent-pending application for 1,600,000 shares of common stock at a value of $0.25 per share, subject to a leak-out agreement and a price adjustment if the average trading price of the Company’s common stock for the five days subsequent to the six-month anniversary of the consummation of this transaction does not exceed $0.25 per share.

Item 6. Exhibits

Number	Description

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1, filed on July 22, 2013)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1, filed on July 22, 2013)
3.3	Articles of Merger (incorporated by reference to our Current Report on Form 8-K, filed on February 25, 2015)
3.4	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K, filed on June 9, 2016)
10.1	Merger Agreement dated November 6, 2014 (incorporated by reference to our Form 10-Q/A for the period ended December 31, 2014, filed on September 11, 2015)
10.2	Audit for the Period Ended November 6, 2014 of Freedom Leaf Inc., the private company (incorporated by reference to our Form 10-Q/A for the period ended December 31, 2014, filed on September 11, 2015)
10.3	License Agreement with Freedom Leaf Iberia, B.V. (incorporated by reference to our Form 8-K filed on February 28, 2017)
10.4	License Agreement with Freedom Leaf Netherlands, B.V. (incorporated by reference to our Form 8-K filed on February 28, 2017)
10.5	Distribution Agreement with NuAxon Bioscience, Inc. (incorporated by reference to our Form 8-K filed on March 17, 2017)
10.6	License Agreement with BBD Healthcare Strategies, LLC (incorporated by reference to our Form 8-K filed on April 3, 2017)
10.7	LaMarihuana.com Asset Purchase Agreement (incorporated by reference to our Form 8-K filed on May 31, 2017)
10.8	LaMarihuana.com Asset Purchase Agreement Partial Waiver (incorporated by reference to our Form 10-Q filed on February 21, 2018)
10.9	Green Market Europe Purchase Agreement (incorporated by reference to our Form 8-K filed on February 7, 2018)
10.10	Green Market Europe Purchase Agreement Amendment (incorporated by reference to our Form 8-K filed on February 7, 2018)
10.11	Irie CBD Asset Purchase Agreement dated March 3, 2018 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 8, 2018)
10.12 (1)	Cicero Exchange Agreement dated May 11, 2018
31.1 (1)	Certification of Principal Executive Officer of Freedom Leaf Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 (1)	Certification of Principal Accounting Officer of Freedom Leaf Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (1)	Certification of Principal Executive Officer of Freedom Leaf Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
32.2 (1)	Certification of Principal Accounting Officer of Freedom Leaf Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
101.INS	XBRL Taxonomy Extension Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________

(1) Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Freedom Leaf Inc.

Dated: June 29, 2018	By: /s/ Clifford J. Perry
Clifford J. Perry
Chief Executive Officer

Dated: June 29, 2018	By: /s/ Richard Groberg
Richard Groberg
Chief Financial Officer

