Form 10-K
period 2018-06-30
Freedom Leaf Inc.
filed 2018-10-15
CIK 1581545

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes      ☐ No

Indicate by check mark whether the registrant has submitted electronically Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes      ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On December 31, 2017, the last business day of the registrant’s second quarter during the fiscal year ending June 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $5,527,947, based upon the closing price on that date of the common stock of the registrant on the OTCQB quotation board of $0.062. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of October 15, 2018, the registrant had 221,049,501 shares of its common stock, $0.001 par value, issued, issuable, and outstanding.

i

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

PART I

1.	Business

General Overview

Freedom Leaf Inc. (“Freedom Leaf,” “FRLF,” and the “Company”) began as a media company in 2013 and has since steadily evolved into a multinational, vertically-integrated corporation primarily focused on the development and sale of premium hemp-based nutraceutical health, wellness and longevity products to a rapidly growing international market. The Company cultivates, researches, and manufactures hemp products with operations Leafceuticals Europe S.L.U. and Leafceuticals Inc. The Company then markets and sells plant-based wellness products under the Freedom Leaf, IRIE, and Hempology brands. Market awareness, customer relationships and distribution channels are reinforced in carefully-targeted demographic niches through the Company’s multiple global media properties, including Marijuana News, LaMarihuana.com, Marihuana-Medicinal.com, and Freedom Leaf Magazine. The Company also cross-markets via B2B and B2C entities such as Cicero Transact LLC, through international affiliate marketing programs under the Tierra Sciences Global brand, and through a soon-to-be introduced, nationwide, online nationwide marketing initiative with KSW Marketing Group.

The Company was incorporated in the State of Nevada on February 21, 2013, under the name of Arkadia International, Inc. The Company was originally engaged in the business of the acquisition of in demand equipment, cars, and goods with the intent to resell these in the U.S. territories or export to overseas countries. On October 3, 2014, the Company experienced a change in control. Richard C. Cowan acquired approximately 93% of the issued and outstanding common stock of the Company at the time. On November 6, 2014, the Company merged with Freedom Leaf Inc., a private Nevada corporation, and the Company changed its name to Freedom Leaf Inc. In connection with the merger, the sole officer, director and stockholder of the private company, Clifford J. Perry, became an officer and director of the Company, and Mr. Perry received approximately 48.1% of the Company’s common stock post-merger. For financial reporting purposes, this merger was accounted for as a "reverse acquisition" rather than a business combination, and the private company was deemed to be the accounting acquirer in the transaction, with the Company deemed to be the acquired company for financial reporting purposes. Consequently, the assets and liabilities and the operations that were reflected in the historical financial statements of the Company prior to the merger are those of the private company, and they were recorded at the historical cost basis of the private company, and the financial statements after completion of the merger include the combined assets and liabilities of the Company and the private company, the historical operations of the private company only, and the operations of both companies from the closing date of the merger.

Freedom Leaf Inc. is an audited and reporting public company traded under the symbol (OTCQB: FRLF) with corporate headquarters located at 3571 E. Sunset Road, Las Vegas, Nevada, 89120.

Understanding the Company

Freedom Leaf Inc. is a group of diversified, multinational, vertically-integrated hemp businesses and cannabis media companies. Freedom Leaf has strived to be a leading go-to resource in the cannabis, medical marijuana, and industrial hemp industries since 2014, founded by professionals with decades of combined experience in cannabis legalization advocacy. The Company is continuously building a diverse, global portfolio of valuable businesses and enterprises through strategic mergers, acquisitions, and acceleration projects across the hemp and cannabis industry.

Utilizing these mergers and acquisitions, Freedom Leaf is building a solid foundation for our vertically-integrated hemp company to maximize both stockholder value and revenue growth. Our cultivation and extraction divisions allow FRLF to grow and source our own hemp extract, which allows lower production costs for our wholly-owned hemp product lines, thereby generating more revenue for each product sold. We also formulate and manufacture the majority of our products in our own in-house formulation centers, also greatly reducing our costs and increasing revenue. In addition, our extensive domestic and international media companies ensure we can direct traffic to our many ecommerce sites and retail locations.

The Company’s focus is on developing and implementing multiple, mutually-reinforcing revenue streams; through which revenue, net income and stockholder value are maximized by cross-marketing across its brands and advertising through its media properties. The Company’s major business lines are:

•	Legal Industrial Hemp Cultivation
•	Cannabidiol Extraction, Distillation, and Processing
•	Expert Product Formulation
•	Nutraceutical Brand Marketing
•	Ancillary Products & Niche Markets
•	Affiliate Marketing Programs
•	E-Commerce Solutions
•	Global Media & Advertising Networks

Revenue is generated through direct and multi-platform channel sales by individual brand marketing entities that cross-market customers and share manufacturing, fulfillment and distribution networks. Brand awareness and cross marketing is reinforced through the company’s print and online media properties, which also promote our brands and generate advertising revenue.

Corporate financial services and resource procurement are provided by the Company’s centralized corporate functions and manufacturing, distribution and fulfillment assets, are structured to maximize efficiency and create favorable scale economies. The tight, vertical integration of the Company’s cultivation, formulation, extraction, refining, and manufacturing processes not only allows for precise control of the quality and purity levels required by our premium brands, it is also structured to significantly decrease our unit cost of goods sold, which in turn, dramatically increases net income and overall stockholder value.

Freedom Leaf Inc. Subsidiaries

Leafceuticals Europe S.L.U.

Freedom Leaf recently completed the purchase of a 430,000 sq. ft. indoor grow facility located in Valencia, Spain, and established a new Spanish corporation under the name Leafceuticals Europe S.L.U. The multi-greenhouse facility is comprised of eight connected greenhouses that incorporate state-of-the-art hydroponic nutrient delivery and light depravation systems to control plant genetics and quality and maximize hemp crop yields. This advanced capability not only allows the Company to source and develop the specific plant strains necessary to create our product formulations (as our wholly-owned provider, Leafceuticals Europe S.L.U. also serves as one of our suppliers of raw materials); it also lowers the overall production costs of our full spectrum hemp oil product lines, thereby generating a higher gross margin for each unit sold. With this acquisition and creation of Leafceuticals Europe S.L.U., Freedom Leaf intends to become one of the largest indoor hemp producers in Europe.

Leafceuticals Inc.

Leafceuticals Inc. is Freedom Leaf’s wholly-owned extraction and processing division, with our manufacturing facility located in North Las Vegas, Nevada. Leafceuticals Inc. is the holder of a Nevada Department of Agriculture Hemp Handler’s License, allowing for legal extraction and processing of industrial hemp cannabinoids. Leafceuticals Inc. has a staff of engineers to develop phase planning and operations, conduct research and development, and strictly control the processes necessary to achieve the independent laboratory-tested levels of quality and purity on which our premium brands are differentiated. By targeting product quality and purity standards that exceed those required by state and country-level legislation, the Company believes it will command premium pricing for our full-spectrum hemp extracts and infused product brands: Freedom Leaf, Hempology, and IRIE. Through this operation, Leafceuticals Inc. also intends to supply crude and refined hemp oil extracts to the growing wholesale market for blending with infused beverages, edibles, cosmetics, massage oils, tinctures, and more.

IRIE CBD

IRIE CBD (“IRIE”) is Freedom Leaf’s premium-priced hemp product company that formulates, manufactures, and distributes high-quality medicinal cannabidiol tinctures, edibles, topicals, capsules, suppositories, and concentrates to high-end retail health and wellness chains in the United States, as well as boutique retail establishments. IRIE boasts an expansive product line of over 25 different hemp-based products, which have received numerous accolades from professional product evaluators in several industry publications. Effective April 1, 2018, the Company acquired all of the IRIE assets, trademarks, formulating equipment, formulas, and product lines from several sellers. The IRIE line of products recorded approximately $1.5 million of revenue in 2017 and net profits in excess of $200,000. Successfully completing the IRIE acquisition is directly in line with the Company’s goal of adding additional levels of vertical integration and creating a more financially stable and diverse company in the hemp industry.

Hempology

Hempology is Freedom Leaf’s exclusive organic lifestyle hemp brand, crafted to be “The Finest in Full-Spectrum Hemp Products” for the modern health and wellness consumer. Hempology includes a wide portfolio of high-grade hemp products, including organic herbal vapes, tinctures, topicals, and edibles, with a focus on all-natural and locally-sourced ingredients. Hempology also has a large line of premium hemp supplements for many segments of the pet market: dogs, cats, horses, small mammals, birds, reptiles, and more. Due to Freedom Leaf’s ownership of the IRIE formulation centers and employment of IRIE personnel, the Company is now able to formulate Hempology products using the same processes and equipment used by IRIE, decreasing production costs and increasing gross profit margins.

Tierra Science Global

Tierra Science Global, LLC (“Tierra Science”) is a recently acquired, wholly-owned subsidiary of Freedom Leaf with approximately $400,000 in revenue for the calendar period January to June 2018. The intent of the Company in completing this acquisition was to expand our distribution channels in North America, Europe and Asia with a global sales team and established international affiliate network. Tierra Science currently produces and markets health care supplements and wellness products, effectively operating as a global affiliate marketing division. Tierra Science offers a broad range of market-ready products through direct sales teams in Asia, Europe and North America. Since its incorporation into Freedom Leaf, Tierra Science has developed a new “Affiliate Plus Program” with a unique commission structure for Freedom Leaf Full-Spectrum Hemp Oil and Pain Balm products. These products will be marketed under the Tierra Science Global brand and will carry the banner “Powered by IRIE.”

Plants to Paper, LLC

25% owned Plants to Paper LLC (“P2P”), which holds a provisional patent for the first organic, chemical & toxin free hemp “wraps” to replace chemically treated paper for smoking, offers a natural alternative to traditional rolling papers. These premium branded products are distributed internationally by both domestic distributors and worldwide wholesalers, sold specifically into the cannabis and smoke shop markets. It is the Company’s intention to expand this core product line with our Full-Spectrum Hemp Extracts and botanical infusions with specific herbal properties. These infusions will be created and formulated by our IRIE operation.

Freedom Leaf Magazine

FreedomLeaf.com is the online website for our print publication, “Freedom Leaf Magazine”. Started in 2014, Freedom Leaf Magazine perpetually strives to be “The Good News in Marijuana Reform” and has become a trusted source of cannabis industry news and educational hemp resources. The website not only contains some of the premier articles from the magazine written by experts in the industry, but it also has a plethora of exclusively written, digital content. The online property also has digital issues of the actual magazine available, starting with the first issue almost four years ago. Along with the print magazine, the website is continuing expand its readership. The Company is currently developing a revenue-generating advertising network that will allow for targeted paid ads to be served to users on all Freedom Leaf web properties, including FreedomLeaf.com.

LaMariuana.com

Since its founding in 2001, LaMarihuana.com has curated more than 12,000 articles, averaged 1.7 million visitors per month, and attracted 1.3 million likes on Facebook; making it one of the most visited online, cannabis-focused portals used by the Spanish-speaking community. Though the website and editing teams are headquartered in Spain, only 27% visitors originate in that country. The remaining balance (73%) is visiting the website from a global audience, with a heavy concentration in Latin and South America. Embedded site analytics recognize the country of the visitor and automatically translate the user interface into the language of that country and also provide one-click return to the Spanish translation of content if so desired. The Company plans to utilize the significant traffic of LaMarihuana.com to develop and run its advertising network on all Freedom Leaf websites.

Marihuana-Medicinal.com

Marihuana-Medicinal.com, a sister digital property to La Marihuana, averages over 100,000 visitors a month, making it one of the largest Spanish-language medical cannabis information websites on the planet. The strictly informational online repository is designed to be a trusted learning resource for hundreds of thousands of Spanish-speaking families around the globe seeking accurate information on medicinal properties of the hemp and cannabis plant. Along with LaMarihuana.com, the Company plans to develop and run a cost-per-impression advertising network to deliver targeted ads to interested cannabis consumers worldwide.

Marijuana News

MarijuanaNews.com is an in-development website property owned by Freedom Leaf, which is planned to be a large-scale news aggregation site centered around the cannabis industry and hemp education. Unlike Freedom Leaf Magazine, which is largely comprised of our own editorial content, MarijuanaNews.com will, in large part, aggregate stories from other professional news publications around the country and also use our stable of writers to add original articles. Due to the large domain authority on the site and the value of the URL, the Company hopes MarijuanaNews.com will become a staple news source in the cannabis industry. As with many of our web properties, Freedom Leaf is developing a cost-per-impression ad network to monetize the traffic on MarijuanaNews.com.

Cicero Transact Group, LLC

The Company has recently taken a minority position (25% in each case) in: (1) Cicero Transact Group, LLC, a company that is launching an innovative, online business-to-business deal platform, and (2) Cicero Platform Group LLC, a crypto-focused company that will support Cicero Transact Group. The Company intends to leverage the Cicero Transact platform to source transactions for its cannabidiol-business and potential new acquisitions and partnerships.

Strategic Partnerships

KSW Marketing Group

KSW Marketing Group has successfully launched multiple nutraceutical product lines through online landing pages and a novel click funnel technique that promotes the sale of a single product with the option of two additional products, utilizing proven highly effective web marketing techniques and big data analytics to target online shoppers and impulse buyers. We intend our initial joint-venture project the KSW Group to focus on marketing our Freedom Leaf brand of full spectrum hemp oil, pain balm and hemp extract pet treats.

The Industries and Markets We Serve

Industrial Hemp Market

The global hemp market is large and rapidly growing, and the hemp industry in North America is also expanding in anticipation of the passage of the 2018 Farm Bill, which includes a provision to reclassify hemp as an agricultural commodity under the regulatory authority of the U.S. Department of Agriculture and eliminate license restrictions. Even prior to the classification as an agricultural commodity, hemp already is significantly more profitable per acre than wheat, corn, cotton or soy beans due to the broad range of its industrial applications which include fiber, paper, fabric, oils, seeds and building materials.

•	Grandview Research calculated 2017 sales in the global industrial hemp market to be $3.9 billion and growing at a compound annual growth rate of 14% between 2018 and 2025.

Freedom Leaf Inc. serves the Industrial Hemp Market on a global scale through Leafceuticals Europe S.L.U., our wholly-owned and operated Spanish subsidiary with its greenhouse facility in Valencia, Spain. The greenhouse facility has 430,000 sq. ft. of indoor greenhouse space dedicated to industrial hemp production, with the intent to become one of the largest indoor hemp producers in Europe.

Hemp-Derived Cannabidiol Oil Market

The cannabidiol market is perhaps the most dynamic segment of the nutraceutical industry. Technavios, a market research firm, reports that the cannabidiol oil market will continue to grow at a rate of 39.19% through 2021 - as it has since 2017 (Market Research Hub. (2018). Topical Pain Management Therapeutics in Sports Medicine Market - Global Industry Analysis, Size, Share, Growth, Trends, and Forecast, 2017 – 2025. Albany, NY: Market Research Hub).

Cannabidiol oil products are typically sold both online and through health & wellness retailers and natural products stores nationwide - and are often free of the perceived stigma associated with cannabis. They do not contain (or contain very insignificant levels of) psychotropic compounds commonly associated with marijuana. For this reason, the Company’s hemp-derived cannabidiol products have broader market appeal as they are non-psychoactive and do not produce unpleasant aromas. And importantly, hemp-derived cannabidiol products companies are free of IRS Section 280E restrictions that disallow many standard business deductions to cannabis businesses (such as: personnel and facilities costs as well as state, county and municipal license fees), which significantly reduce their profit margins.

Research on hemp-derived cannabidiol (CBD) oil shows that CBD oil acts as a neuroprotectant, analgesic, anti-inflammatory, anti-convulsive, anti-spasmatic and has been used successfully for the amelioration of a range of health issues including sleep disorders, epilepsy, anxiety, depression, spasms, MS, Parkinson’s Rheumatoid Arthritis, seizure disorders, and even chronic pain/opioid substitution. More dramatically, hemp-derived cannabidiol oil has been shown to reverse both brain damage and liver damage due to alcoholism and aid in stroke recovery by rebuilding the brain at the cellular level. The hemp plant is particularly rich in cannabinoids, which generally are considered to have natural healing properties and are a key ingredient in the formulation of the Company’s nutraceutical products, but do not contain significant amounts of THC, the psychotropic compound contained in marijuana products.

The cannabidiol market is analyzed in detail by several leading market research organizations who collectively concur that the hemp-derived cannabinoid market is large, rapidly growing and will continue to do so for the foreseeable future. Among these forecasts are:

•	New Frontier Data reports that year over year growth in the cannabidiol market reached 40 percent in 2017 to $367 million and that sales in 2018 are expected to surpass $500 million. By 2022 New Frontier forecasts that this market will reach $1.914 billion from which $642 million is expected to be hemp derived (New Frontier Data. (2018). The CBD Report: 2018 Industry Outlook. Washington, DC: New Frontier Data, Inc.)

7

•

Brightfield Group forecasts that the cannabidiol market will reach $2 billion annually with two thirds derived from hemp (Brightfield Group. (2018). CBD Consumer Insights. Chicago, IL: Brightfield Group, LLC).

The Company’s wholly-owned cannabidiol extraction and wholesale distribution division, Leafceuticals Inc., located in North Las Vegas, Nevada, in its contracted 8,000 sq. ft. manufacturing facility, strives to strictly control the processes necessary to achieve the independent, laboratory-tested levels of quality and purity on which our premium brands are differentiated. By targeting product quality and purity standards that exceed those requires by individual US states, Canada and the European community, the Company expects to command premium pricing for its full-spectrum hemp extracts and infused product brands: Freedom Leaf, Hempology and IRIE. These brands are targeting the large and rapidly growing market for cannabidiol-infused health, nutritional and nutraceutical products. The Company also intends to introduce a new pharmaceutical-grade product line targeted toward physicians, chiropractors, nurse practitioners, visiting nurses, pain management specialists and home health care workers.

Nutraceuticals Market

The nutraceutical health & wellness market is the primary target of the Company’s pivot from a primary focus on media and publishing toward health, wellness, longevity and anti-aging, which it currently addresses through its IRIE and Hempology brands. The health & wellness market is driven by a large, affluent, aging baby boomer population who are increasingly focusing on health, fitness, longevity and anti-aging. In addition, the soaring price of pharmaceutical drugs, their side effects and the opioid epidemic have turned increasing segments of the population toward natural remedies and plant-based medicines which are generally priced lower and may not result in harmful side effects.

Our nutraceuticals products are developed for the environmentally and socially conscious modern consumer. Our hemp extract products are sustainably grown, and many of them are uniquely blended with a range of Ayurvedic herbs that are organically wildcrafted in India and combined to target specific cannabidiol receptors in a line of products addressing the symptoms of pain, stress, relaxation, sleep, etc., and our herbal vapors are cleanly and purely extracted. Hempology is currently available online (as tinctures and balms) and establishing mass market distribution channels in multiple retail locations nationwide.

Ancillary Products & Tobacco Accessories Market

This market segment is driven by the growing awareness of the negative health effects of tobacco, a consciousness of the dangers of second-hand smoke, and the desire to overcome smoking addiction which have converged to accelerate a rapidly growing preference for e-cigarettes and personal vaporizers over traditional tobacco products.

While North America accounts for the largest share of the e-cigarette and personal vaporizer market, Europe is a close second. Together, these regions account for 80% of the world total with disposable e-cigarettes accounting for approximately 30% of the market and personal vaporizers making up the remaining approximately 70%. It is the large and rapidly growing personal vaporizer segment on which the Company intends to partially focus.

•	Wells Fargo Securities predicts sales of vaporizers and accessories will overtake combustible cigarettes within ten years, rising to $22.5 billion by 2022 at a compound annual growth rate of 35.3% annually (Wells Fargo Securities. (2018). Tobacco Equity Research Report. Charlotte, NC: Wells Fargo Securities, LLC).

The Company is gearing up sales of its branded, E-Commerce properties by coupling our Freedom Leaf, IRIE and Hempology product lines with high margin ancillary products and accessories manufactured by marketing partners. These include personal vaporizers and organic hemp wraps intended to offer us entry into the large tobacco products market.

To expand this segment, the Company also recently took a minority interest (25%) in Plants to Paper LLC, which holds a provisional patent for the first organic, chemical and toxin free “wraps” to replace chemically treated paper for smoking, which offer a healthier alternative to traditional rolling papers. These premium branded products are distributed internationally by both domestic distributors and worldwide wholesalers.

It is the Company’s intention to expand this core product line with cannabidiol and botanical infusions with unique herbal properties. These infusions will be created and formulated by our IRIE subsidiary.

Pain Management Market

Market growth in the topical pain therapeutics market has been driven by the demographics of the growing geriatric population and increasing emphasis of the baby boom generation on anti-aging and longevity. Topical pain remedies target such maladies as rheumatoid arthritis, diabetic neuropathy, sports injuries and common muscle strains.

•	Allied Market Research reports that sales in the topical pain therapeutics market will grow at compound annual growth rate of 7.4% from $7.4 billion in 2017 to $13.26 billion by 2025 (Allied Market Research. (2018). Global Topical Pain Relief Market: Opportunities and Forecasts, 2018-2025. Portland, OR: Allied Analytics, LLP).

Both Hempology and IRIE CBD offer Full-Spectrum Pain Balms and Full-Spectrum Hemp Extract tinctures enhanced with herbal and botanicals, specifically targeting the large and rapidly growing market for herbal pain and anti-inflammatory remedies. A higher dosage product line targeting health care professionals and athletic trainers is under development for release in FY 2018 – 2019.

Pet Supplement Market

Pet Treat sales have displayed the highest level of growth of any segment in the cannabidiol market.

•	New Frontier Data estimates the market for cannabidiol-infused pet treats for the treatment of animal anxiety, pain and inflammation reached $13 million in 2017 and is expected to surpass $125 million by 2022 at a compound annual growth rate of 57% (New Frontier Data. (2018). The CBD Report: 2018 Industry Outlook. Washington, DC: New Frontier Data, Inc.).

Hempology offers the pet treat segment an organic, all-natural, gluten-free range of hemp supplement products for the treatment of anxiety and pain/inflammation, with individual cannabidiol treats and tinctures formulated for dogs, cats, horses and small mammals, which target this rapidly growing high-margin market segment.

Global Media Networks

Our various media properties, both print and online, are well-positioned to give the Company and its product lines credibility in the space each resides. The web properties are in an excellent position to direct clients to our e-commerce sites. We plan to redesign our media properties to make them more relevant and attractive, as well as adding ad server programs that will allow each website to more adequately sell advertising of all types. This ad server program should allow our media properties to maximize our revenues from the websites.

Fully unleashing the true business value of the Company’s international network of media companies is a featured initiative of our new fiscal year as we focus on the implementation of the underlying technology infrastructure that will serve as the scalable foundation underlying this initiative. When fully implemented, this state-of-the-art infrastructure is intended to: (i) provide the Company with the analytical ability to target specific demographic segments on a precise geographic basis, and (ii) direct traffic to our multiple e-commerce sites and the nationwide retail locations of our major customer chains.

The Company also intends to explore acquiring additional media properties that would benefit from the association with the Company and through which the Company can expand the reach of its various brands.

Research and Development

Freedom Leaf’s product lines are ready to jump to the next stage in developing products that we intend to be a step above the market. Our Leafceuticals Europe S.L.U. greenhouse property in Spain will concentrate on the development of new EU-registered strains of hemp that can be licensed to other farmers, as well as grown proprietarily for our own products. We will also develop clone technology to be able to sell farmers and agronomists new strains that are much easier to grow and provide properties that are beneficial to users of cannabinoid products.

We intend to expand our research staff over the next year to undertake the development through research of new health products, specifically concerning rare cannabinoids such as CBG, CBN, CBC, THCV, THCA, and more. Through proprietary research on these rare cannabinoids, we intend to develop novel and patentable medicinal products on a pharmaceutical-grade level.

Competition

The largest producers of hemp oil are: ENDOCA, Gaia Botanicals, Isodiol, CBD American Shaman, CV Sciences, NuLeaf Naturals, Folium Biosciences, Elixinol and PharmaHemp, CW Hemp, CV Sciences, Hemp Meds, Kannaway, Bluebird Botanicals, Isodiol and Mary’s Nutritional. Additionally, numerous smaller companies compete at various levels of the cannabidiol market. Below is a list of some of our closest competitors in the cannabis and hemp industries:

•	Canopy Growth
•	GW Pharmaceuticals
•	Aphria, Inc.
•	Aurora Cannabis Inc.
•	PotNetwork Holdings Inc.

Most of our current and potential major competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Our competitors may be able to secure experienced employees, accommodate customers more efficiently and adopt more aggressive pricing policies than we can. Many of these current and potential competitors can devote substantially more resources to advertising, marketing and attracting experienced talent than we can. In addition, larger, more well-established and financed entities may acquire, invest in or form joint ventures with our competitors.

Websites

We assert common law copyright in the contents of our websites, www.FreedomLeaf.com, www.FreedomLeafInc.com, www.MyHempology.com, www.LaMarihuana.com, www.LeafceuticalsInc.com, www.Iriecbd.com, and www.CannaBizU.com, and common law trademark rights in our business name and related product labels, including “The Marijuana Legalization Company,” “Hemp Inspired,” “The Good News in Marijuana Reform,” “Irie CBD,” “Irie CBD Live Life Irie,” “CannaBizU,” “CannaBiz,” and “BudFinder.” We have copyrights and trademarked some of our tradenames (see Trademarks section). We expect to copyright and/or trademark additional tradenames in the future, as we deem necessary to protect our business.

We plan to develop these other domains, which are owned by Freedom Leaf:

www.MarijuanaNews.com

www.LadyCannabis.com

www.IrieJournal.com

www.IrieMedicinals.com

www.IrieLiving.org

www.IrieHemp.com

www.NirvanaHemp.com

www.HempInspired.com

www.BudFindr.com

www.BudFindr.net

www.BudFinder.com

www.CannabisSeminars.com

www.CannabisDebate.com

www.CannaSpa.com

www.Vegasterdam.com

Other domains owned by Freedom Leaf:

420apps.com

acjmg.com

activismwear.com

amstercamera.com

amstercamera.nl

bluegrasscbd.com

campuscannabisdebate.com

campuscannabisdebate.net

campuscannabisdebates.com

campuscannabisdebates.net

canapoly.com

cannabisarts.com

cannabisbusinessservices.com

cannabisbusinesssolutions.com

cannabisbusinessuniversity.com

cannabiscene.com

cannabiscentury.com

cannabisdebate.com

cannabisfriendly.com

cannabisgeriatrics.com

cannabishempmuseum.com

cannabishouse.com

cannabisprogress.com

cannabisseminars.com

cannabistcafe.com

cannabistjournal.com

cannabistro.us

cannabisvenues.com

cannabiz.tv

cannabizinc.com

cannabizmapster.com

cannabizmapster.net

cannabizmuseum.com

cannabizsolutions.com

cannabizu.com

cannabizu.net

cannabizuniversity.com

cannabizwire.com

cannablunt.net

cannacakefactory.com

cannacalendar.com

cannacouture.com

cannadepot.us

cannaderma.com

cannado.com

cannafactory.com

cannagold.com

cannagum.com

cannahookah.com

cannakitchen.com

cannalatte.com

cannalingo.com

cannapachino.com

cannapassion.com

cannapoly.com

cannarollup.com

cannashisha.com

cannaspa.com

cannatreat.com

cannavita.com

cannawellness.com

checkyourweed.com

cleanhealthcollective.com

cleanhealthcollective.info

cleanhealthcollective.net

cleanhealthcollective.org

cleanhealthinstitute.com

cleanhealthinstitute.info

cleanhealthinstitute.net

cleanhealthinstitute.org

dankdefenders.com

dankdefenders.net

earthbornbotanicals.com

fliagency.com

freedomisnorml.com

freedomleaf.com

freedomleaf.guru

freedomleaf.net

freedomleaf.tv

freedomleaf.vegas

freedomleafaction.com

freedomleafcares.com

freedomleafcares.org
freedomleafinc.com

freedomleafmagazine.com
freedomleafmagazine.net
freedomleafnetwork.com

freedomleafnetwork.net
freedomleafnetwork.tv
freedomleafseniors.com

freeedomleafinternational.com

freeedomleafinternational.net
freeleaf.comfreetheleaf.info
genuinetics.com

healthyhips.org
hempinspired.net
hempinspired.tv
hempleaftoday.com

hempology.com
hempologyproducts.com

highmilehigh.co
highmilehigh.com

highmilehigh.net
highrollup.co

miamwaycool.com

iamwaycool.org

jawpainsolution.com

karmarijuana.com

edy.com

edytour.com

kybluegrasscbd.com

ladycanna.com

ladycannabis.org
ladyhempcbd.com

ladyhempcbd.net
ladyhempglobal.com

lamarihuana.net

lamarihuana.news

lamarihuana.us

lasvegasterdam.com

lasvegasterdam.vegas

lasweedas.com

leafceutical.com

leafvegas.com

marijuanalegalizationcompany.com

marijuanalegalizationinc.com

marijuananews.com

marijuananews.tv
marijuanarollup.com

medicinalmarijuanauniversity.com

naturaltmjcures.com

nirvanahemp.com
otcfrlf.com

passionhemp.com

pranahemp.com

primecommoditylogistics.com

shopfrlf.com

smokeythebud.com

tatoorenew.com

terrasway.com

thecannabishempmuseum.com

thecannabismuseum.com

thecannadepot.com

thehempmuseum.com

thehempmuseum.net

themarijuanamuseum.com

themarjuanalegalizationcompany.co

musterdam.com

vedavape.guru

vegasterdam.com

vegasterdam.us

vegasterdam.vegas

vetscann.com

vetscann.org

weedelicious.com

weedsquare.vega

winwin.vegas

Trademarks

We have registered or filed for registration with the United States Trademark and Patent Office for the following trademarks: “Freedom Leaf,” “The Marijuana Legalization Company,” “Hemp Inspired,” “Hempology,” “IRIE CBD,” and “IRIE CBD LIVE LIFE IRIE”; and with the State of Nevada for “CannaBizU,” and “CannaBiz.” Internationally, we have filed for “Freedom Leaf” trademark protection in European Union, Columbia, China, Mexico, Jamaica and Uruguay.

Reports to Security Holders

We intend to furnish our stockholders annual reports containing consolidated financial statements audited by our independent registered public accounting firm and to make available quarterly reports containing unaudited consolidated financial statements for each of the first three quarters of each year. We file Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K with the Securities and Exchange Commission in order to meet our timely and continuous disclosure requirements. We may also file additional documents with the Commission if they become necessary in the course of our company's operations.

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

Government Regulations

Management believes that the Company is and will continue to be fully compliant in all material respects with applicable statutes and the regulations passed in the United States and European Union. There are no current orders or directions relating to our Company with respect to the foregoing laws and regulations.

Continued development of the marijuana industry is dependent upon continued legislative authorization of marijuana at the state level. Any number of factors could slow or halt progress in this area. Further, regulatory legalization efforts and progress, while encouraging, is not assured. While there may be ample public support for continued legalization legislative action, numerous factors impact the legislative process. Any one of these factors could slow or halt the recreational and/or medical use of marijuana, which would negatively impact our business.

Alternatively, our business and target markets could benefit from positive marijuana and hemp legislation. In the 2018 midterm elections, voters in Michigan, Oklahoma, and Missouri will be voting on recreational marijuana ballot initiatives while voters in Utah will be deciding on a medical marijuana initiative. So just in this year alone, four more states could potentially have marijuana legalization initiatives pass, increasing our potential cannabis-products markets. And on smaller scales, local elections could result in positive cannabis legalization reform.

Additionally, the 2018 Farm Bill currently includes a provision to reclassify hemp as an agricultural commodity under the regulatory authority of the U.S. Department of Agriculture and eliminate license restrictions. If this provision makes it into the final bill and passes, it could further push hemp products into mainstream acceptance and allow our hemp cannabinoid products to be classified as agricultural commodities.

Marijuana Regulations

Marijuana (Cannabis with greater than 0.3% THC by weight, as defined by Section 7606 of the Agricultural Act of 2014) is a Schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal law. There are currently 25 states and the District of Columbia allowing its citizens to use medical marijuana. Additionally, Alaska, California, Colorado, Oregon, Washington, Nevada, Maine, Massachusetts, as well as Washington D.C., have voted to legalize marijuana for adult recreational use, and in 2018, Vermont became the first state to legalize recreational marijuana legislatively (as opposed to the other states that legalized recreational marijuana use through ballot initiatives).

The state laws legalizing marijuana use are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, the Trump administration has signaled that it may reverse Obama-era guidance, and the current administration may change the prior stated policy regarding the low-priority enforcement of federal marijuana laws. Active enforcement of the current federal regulatory position on marijuana may thus indirectly and adversely affect the marijuana industry as a whole, the cannabis-products industry, and our revenues and profits.

Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us, even though we do not possess or sell marijuana. While we do not intend to harvest, distribute or sell marijuana (or marijuana derivatives) in the United States, we may be harmed by a change in enforcement by the federal government or state-level regulatory or legislative changes to marijuana’s legal status in the United States, which would adversely affect the cannabis industry as a whole and the products that we sell related to the industry.

Industrial Hemp Regulations

Industrial hemp was first officially re-legalized in the United States through Section 7606 of the Agricultural Act of 2014, which defined industrial hemp as being less than 0.3% THC on a dry weight basis. The legislation also opened the door for state-level agricultural pilot programs in states that have legalized industrial hemp.

In 2017, the United States passed the Appropriations Act of 2017, which included a section further protecting the industrial hemp section of the Agricultural Act of 2014. A key provision of this section prevents the federal government from using any appropriations funds in contravention of Section 7606 and allows for interstate transport for industrial hemp.

Subsequently, in 2017, the State of Nevada legalized industrial hemp and started a pilot industrial hemp program through the Nevada Department of Agriculture with Senate Bill 396. SB 396 created various license requirements for the industrial hemp industry, including the Hemp Handler’s License for processing and extracting.

The text from the three aforementioned pieces of regulatory legislation are below:

TEXT FROM U.S. AGRICULTURAL ACT OF 2014 SEC. 7606

(a) IN GENERAL - Notwithstanding the Controlled Substances Act (21 U.S.C. 801 et seq.), the Safe And Drug-Free Schools and Communities Act (20 U.S.C. 7101 et seq.), chapter 81 of title 41, United States Code, or any other Federal law, an institution of higher education (as defined in section 101 of the Higher Education Act of 1965 (20 U.S.C. 1001)) or a State department of agriculture may grow or cultivate industrial hemp if—

(1) The industrial hemp is grown or cultivated for purposes of research conducted under an agricultural pilot program or other agricultural or academic research; and (2) The growing or cultivating of industrial hemp is allowed under the laws of the State in which such institution of higher education or State department of agriculture is located, and such research occurs.

(b) DEFINITIONS — in this section:

(1) AGRICULTURAL PILOT PROGRAM — The term ‘‘agricultural pilot program’’ means a pilot program to study the growth, cultivation, or marketing of industrial hemp—

(A) In States that permit the growth or cultivation of industrial hemp under the laws of the State; and

(B) In a manner that—

(i) Ensures that only institutions of higher education and State departments of agriculture are used to grow or cultivate industrial hemp;

(ii) Requires that sites used for growing or cultivating industrial hemp in a State be certified by, and registered with, the State department of agriculture; and (iii) Authorizes State departments of agriculture to promulgate regulations to carry out the pilot program in the States in accordance with the purposes of this section.

(2) INDUSTRIAL HEMP — The term ‘‘industrial hemp’’ means the plant Cannabis sativa L. and any part of such plant, whether growing or not, with a delta-9 tetrahydrocannabinol concentration of not more than 0.3 percent on a dry weight basis.

(3) STATE DEPARTMENT OF AGRICULTURE — The term ‘‘State department of agriculture’’ means the agency, commission, or department of a State government responsible for agriculture within the State.

TEXT FROM U.S. APPROPRIATIONS ACT OF 2017, SEC. 773

Sec. 773. None of the funds made available by this Act or any other Act may be used—

(1)	in contravention of section 7606 of the Agricultural Act of 2014 (7 U.S.C. 5940); or
(2)	to prohibit the transportation, processing, sale, or use of industrial hemp that is grown or cultivated in accordance with section 7606 of the Agricultural Act of 2014, within or outside the State in which the industrial hemp is grown or cultivated.

TEXT FROM NEVADA SENATE BILL NO. 396 SEC. 7-12

Sec. 7.

“Handler” means a person who is registered by the Department pursuant to sections 2 to 21, inclusive, of this act and receives industrial hemp for processing into commodities, products or agricultural hemp seed.

Sec. 8.

1. “Industrial hemp” means:

(a) Any plant of the genus Cannabis and any part of such a plant other than a seed, whether growing or not, with a THC concentration of not more than 0.3 percent on a dry weight basis; and

(b) A seed of any plant of the genus Cannabis that:

(1) Is part of a crop;

(2) Is retained by a grower for future planting;

(3) Is agricultural hemp seed;

(4) Is intended for processing into or for use as agricultural hemp seed; or

(5) Has been processed in a manner that renders it incapable of germination.

2. “Industrial hemp” does not include any commodity or product made using industrial hemp.

Sec. 9.

“Producer” means a person who is registered by the Department pursuant to sections 2 to 21, inclusive, of this act and produces agricultural hemp seed.

Sec. 10.

“THC” has the meaning ascribed to it in NRS 453A.155.

Sec. 11.

The provisions of sections 2 to 21, inclusive, of this act do not apply to the Department or an institution of higher e education which grows or cultivates industrial hemp pursuant to NRS 557.010 to 557.080, inclusive.

Sec. 12.

1. A person shall not grow or handle industrial hemp or produce agricultural hemp seed unless the person is registered with the Department as a grower, handler or producer, as applicable.

2. A person who wishes to grow or handle industrial hemp must register with the Department as a grower or handler, as applicable.

3. A person who wishes to produce agricultural hemp seed must register with the Department as a producer unless the person is:

(a) A grower registered pursuant to subsection 2 who retains agricultural hemp seed solely pursuant to subsection 3 of section 17 of this act; or

(b) A grower or handler registered pursuant to subsection 2 who processes seeds of any plant of the genus Cannabis which are incapable of germination into commodities or products. A person may not register as a producer unless the person is also registered as a grower or handler.

4. A person who wishes to register with the Department as a grower, handler or producer must submit to the Department the fee established pursuant to subsection 7 and an application, on a form prescribed by the Department, which includes:

(a) The name and address of the applicant;

(b) The name and address of the applicant’s business in which industrial hemp or agricultural hemp seed will be grown, handled or produced, if different than that of the applicant; and

(c) Such other information as the Department may require by regulation.

5. Registration as a grower, handler or producer expires on December 31 of each year and may be renewed upon submission of an application for renewal containing such information as the Department may require by regulation.

6. Registration as a grower, handler or producer is not transferable. If a grower, handler or producer changes its business name or the ownership of the grower, handler or producer changes, the grower, handler or producer must obtain a new registration pursuant to sections 2 to 21, inclusive, of this act.

7. The Department shall establish by regulation fees for the issuance and renewal of registration as a grower, handler or producer in an amount necessary to cover the costs of carrying out sections 2 to 21, inclusive, of this act.

Hemp-Derived Cannabidiol Regulations

Industrial hemp (Cannabis with less than 0.3% THC by weight, as defined by Section 7606 of the Agricultural Act of 2014) is technically a legal agricultural product in the United States, but products made from extracted compounds within the hemp plant are still under intense scrutiny due to the conflicting status of the Agricultural Act of 2014 and the Controlled Substances Act.

In the face of conflicting laws surrounding cannabidiol-based products, the market is currently flourishing under a lack of regulatory oversight and expanding legal marketplace. Many cannabidiol companies can freely ship to all fifty states, and encounter few, if any, problems with shipping carriers like FedEx or UPS. Over half the states in the U.S. can legally have cannabidiol products directly on store shelves, including the recent addition of Indiana after a court battle and subsequent legislative bill. Due to this gray legal area surrounding the cannabidiol markets and the anticipation of the 2018 Farm Bill hemp provision, the legal hemp cannabidiol industry is rapidly expanding as new companies are pushing the industry towards pharmaceutical practices and mainstream acceptance.

On June 25, 2018, FDA Commissioner Scott Gottlieb, M.D., released a statement regarding the FDA’s recent approval of the GW Pharmaceutical drug Epidiolex. The following is an excerpt from his statement:

Today, the FDA approved a purified form of the drug cannabidiol (CBD). This is one of more than 80 active chemicals in marijuana. The new product was approved to treat seizures associated with two rare, severe forms of epilepsy in patients two years of age and older.

This product approval demonstrates that advancing sound scientific research to investigate ingredients derived from marijuana can lead to important therapies. This new treatment provides new options for patients.

This is an important medical advance. But it’s also important to note that this is not an approval of marijuana or all of its components. This is the approval of one specific CBD medication for a specific use. And it was based on well-controlled clinical trials evaluating the use of this compound in the treatment of a specific condition. Moreover, this is a purified form of CBD. It’s being delivered to patients in a reliable dosage form and through a reproducible route of delivery to ensure that patients derive the anticipated benefits. This is how sound medical science is advanced.

So today, in addition to celebrating this scientific achievement and the medical advance that it represents for these patients and their families, we should also reflect on the path that made this possible. It’s a path that’s available to other product developers who want to bring forth marijuana-derived products through appropriate drug development programs.

This admission from the Food and Drug Administration that compounds from the cannabis/hemp plant have medicinal and therapeutic value is a landmark step forward for cannabinoid acceptance and may have resounding ramifications for how the federal government and the Drug Enforcement Agency classify cannabidiol products. And looking forward to the passage of the Agricultural Act of 2018 and the hemp provision within, there may be a dramatic change on the horizon for widespread cannabidiol acceptance and standard regulation.

Our Compliance Standard

The Company is fully compliant with all required United States hemp and cannabis regulations, including but not limited to, Section 7606 of the Agricultural Act of 2014, Section 773 of the Appropriations Act of 2017, and Nevada Senate Bill 396, with our approved Nevada Department of Agriculture Hemp Handler’s License. The Company’s Nevada Hemp Handler’s License allows us to legally process, extract, and formulate hemp products in the State of Nevada.

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

Employees

As of June 30, 2018, we had a total of 12 full time employees. Our employees are not parties to any collective bargaining agreement. We believe our relationships with our employees are good.

Property

We lease approximately 2,800 square feet of office space in Las Vegas, Nevada, pursuant to a lease that will expire on April 15, 2019. This facility serves as our corporate headquarters. We also lease approximately 1,777 square feet of office and production space, utilized by Irie, in Oakland, California, pursuant to a lease that will expire June 1, 2019. Our owned facility in Valencia, Spain includes: approximately 430,000 square feet of light deprivation greenhouse made with polished concrete and triple galvanized steel framework. This facility also has office space that the Company intends to utilize to house: (i) our Spanish Media department (lamarihuana.com), and (ii) a warehouse. The purchase also included outdoor space and the necessary structural steel sufficient to erect a new 64,000 sq. ft. galvanized steel frame facility the Company intends to build to use as a GMP extraction, formulation and bottling facility.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease approximately 2,800 square feet of office space in Las Vegas, Nevada, pursuant to a lease that will expire on April 15, 2019. This facility serves as our corporate headquarters. We also lease approximately 1,777 square feet of office and production space, utilized by Irie, in Oakland, California, pursuant to a lease that will expire June 1, 2019. Our owned facility in Valencia, Spain includes: approximately 430,000 sq. ft of light deprivation greenhouse made with polished concrete and triple galvanized steel framework. This facility also has office space that the Company intends to utilize to house: (i) our Spanish Media department (lamarihuana.com) and (ii) a warehouse. The purchase also included outdoor space and the necessary structural steel sufficient to erect a new 64,000 sq. ft galvanized steel frame facility the Company intends to build to use as a GMP extraction, formulation and bottling facility.

Item 3. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of October 10, 2018, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Market Information

The Company’s common stock is quoted on OTC Markets Group’s OTCPink under the symbol “FRLF.” The symbol change from the predecessor company was effective February 24, 2015. As of June 30, 2018, the Company’s common stock was held by 100 stockholders of record, which does not include stockholders whose shares are held in street or nominee name.

The Company’s shares commenced trading on or about February 10, 2014 (for Arkadia International, Inc.). The following chart is indicative of the fluctuations in the stock prices for the fiscal years ended June 30, 2018 and 2017:

	For the Years Ended June 30,
	2018		2017
	High	Low	High	Low

First Quarter	$0.09	$0.03	$0.195	$0.09
Second Quarter	$0.07	$0.03	$0.24	$0.0801
Third Quarter	$0.44	$0.04	$0.13	$0.0585
Fourth Quarter	$0.24	$0.09	$0.07	$0.033

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

Securities authorized for issuance under equity compensation plans

The Company established a stock compensation plan on June 7, 2018. As of October 8, 2018, 5,000,000 shares have been registered for issuance under the plan.

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

DESCRIPTION OF COMPANY

Freedom Leaf Inc. (“Freedom Leaf” and the “Company”) began as a media company in 2013 and has since steadily evolved into a multinational, vertically-integrated corporation primarily focused on the development and sale of premium hemp-based nutraceutical health, wellness and longevity products to a rapidly growing international market. The Company cultivates, researches, and manufactures hemp products with operations Leafceuticals Europe S.L.U. and Leafceuticals Inc. The Company then markets and sells plant-based wellness products under the Freedom Leaf, IRIE, and Hempology brands. Market awareness, customer relationships and distribution channels are reinforced in carefully-targeted demographic niches through the Company’s multiple global media properties, including Marijuana News, LaMarihuana.com, Marihuana-Medicinal.com, and Freedom Leaf Magazine. The Company also cross-markets via B2B and B2C entities such as Cicero Transact LLC, through international affiliate marketing programs under the Tierra Sciences Global brand, and through a nationwide marketing initiative with KSW Marketing Group.

The following Management Discussion and Analysis should be read in conjunction with the consolidated financial statements and accompanying notes included in this Form 10-K.

COMPARISON OF THE YEAR ENDED JUNE 30, 2018 TO THE YEAR ENDED JUNE 30, 2017

Results of Operations

Revenue. For the year ended June 30, 2018, our revenue was $411,272, compared to $817,457 for the same period in 2017. This decrease in revenue was attributable to the decrease of license sales offset by increases in product sales. The Company shifted its focus in 2018 from licensing to the sale of products through its acquisitions.

Operating Expenses:

Direct costs of Revenue. For the year ended June 30, 2018, direct costs of revenue were $311,590 compared to $124,290 for the same period in 2017. As a percent of revenue, direct costs of revenue were 76% and 15%, respectively, for 2018 and 2017. This increase in direct costs of revenue was attributable to the shift from license revenues, which have low direct cost, to product sales.  The margin of 76% is not indicative of the future.

General and Administrative Expenses. For the year ended June 30, 2018, general and administrative expenses were $3,212,590 compared to $1,462,936 for the same period in 2017. The increase was due to the increase in operations, primarily the acquisitions, and bad debt expense ($754,717 compared to $0 for the years ended June 30, 2018 and 2017, respectively).  The increase in general and administrative expenses is not indicative of future increases. Management projects that these expenses, excluding bad debt expense, to remain consistent based on the current operations.

Other Income (Expense). For the year ended June 30, 2018, other income (expense) was a net expense of $1,507,458 compared to a net expense of $140,881 for the same period in 2017. The increase in expense was primarily due to the increase of loss on settlement of debt ($1,063,610 for 2018 compared to $0 for 2017), loss on conversion of debt into common stock ($263,132 for 2018 compared to $0 for 2017), loss on disposal of assets ($295,400 for 2018 and $0 for 2017), offset by licensing income – related party ($240,000 for 2018 compared to $0 for 2017).

Net Loss Attributable to Common Stockholders. We generated net losses of $4,628,763 for the year ended June 30, 2018, compared to $910,650 for the same period in 2017.

Liquidity and Capital Resources

General. At June 30, 2018, we had cash and cash equivalents of $54,380. We have historically met our cash needs through a combination of cash flows from operating activities and proceeds from private placements of our securities and loans. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $1,100,802 for the year ended June 30, 2018, and we used cash in operations of $435,450 during the same period in 2017. The principal elements of cash flow from operations for the year ended June 30, 2018, included a net loss before non-controlling interest of $4,619,988.

Cash used in investing activities during the year ended June 30, 2018, was $384,436 compared to $4,312 provided by investing activities during the same period in 2017. The increase was primarily due to the acquisition of IRIE.

Cash generated in our financing activities was $1,405,635 for the year ended June 30, 2018, compared to cash generated of $440,502 during the comparable period in 2017. The increase was primarily due to the sale of common stock and warrants for 2018 of $1,388,558 compared to $150,000 in 2017.

As of June 30, 2018, current assets exceeded current liabilities by 1.09 times. Current assets increased from $641,915 at June 30, 2017 to $1,025,514 at June 30, 2018, whereas current liabilities increased from $174,256 at June 30, 2017, to $939,230 at June 30, 2018.

	For the years ended
	June 30,
	2018	2017

Cash used in operating activities	$(1,100,802)	$(435,450)
Cash used in investing activities	(384,436)	(4,312)
Cash provided by financing activities	1,405,635	440,502
Effects of exchange rates on cash	131,485	–

Net changes to cash	$51,882	$740

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had revenue of $411,272 and net losses attributable to common stockholders of $4,628,672 for the year ended June 30, 2018, compared to revenue of $817,457 and net losses attributable to common stockholders of $910,650 for the year ended June 30, 2017. The Company had a working capital, stockholders’ equity, and accumulated deficit of $86,285, $3,027,082 and $9,540,976, respectively, at June 30, 2018. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

Changes in Accounting Principles. No significant changes in accounting principles were adopted during fiscal 2018 and 2017.

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

Adjusted Net Loss (Unaudited)	For the Years Ended
	June 30,
	2018	2017

Net loss attributable to common stockholders	$(4,628,673)	$(910,650)
Loss on settlement of debt	(1,063,610)	–
Loss on conversion of debt into common stock	(263,132)	–
Licensing income – related party	240,000	–
Loss on investment	(12,141)	–
Loss on disposal of assets	(295,400)	–
Change in fair value of embedded conversion features	(59,127)	(21,506)
Beneficial conversion feature expense	(45,416)	(79,156)

Adjusted net loss	$(2,889,846)	$(809,988)

Weighted average shares outstanding
- basic and diluted	149,199,226	100,294,433

Adjusted basic and diluted net loss per share	$(0.02)	$(0.01)

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

Adjusted EBITDA (Unaudited)	For the Years Ended June 30,
	2018	2017

Net loss attributable to common stockholders	$(4,628,673)	$(910,650)
Interest expense	29,105	47,221
Interest income	(10,345)	(7,002)
Depreciation and amortization	170,916	741
Stock-based compensation	1,316,873	750,990
Bad debt expense	754,717	–
Loss on settlement of debt	1,063,610	–
Loss on settlement of accounts payable	263,132	–
Licensing income – related party	(240,000)	–
Loss on investment	12,141	–
Loss on disposal of assets	295,400	–
Change in fair value of embedded conversion features	59,127	21,506
Beneficial conversion feature expense	45,416	79,156

Adjusted EBITDA	$(868,580)	$(18,038)

Weighted average shares outstanding
- basic and diluted	149,199,226	100,294,433

Adjusted basic and diluted net loss per share	$(0.01)	$(0.00)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 8. Consolidated Financial Statements and Supplementary Data.

Freedom Leaf Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Freedom Leaf, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Freedom Leaf, Inc. (“the Company”) as of June 30, 2018, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for year ended June 30, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2018, and the results of its operations and its cash flows for the year ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2018.

Salt Lake City, UT

October 15, 2018

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Freedom Leaf Inc.

We have audited the accompanying balance sheet of Freedom Leaf Inc. and subsidiaries as of June 30, 2017, and the related statement of operations, changes in stockholders’ equity, and cash flow for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Freedom Leaf Inc. as of June 30, 2017, and the results of its operations and its cash flows for the year in the period ended June 30, 2017 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statement have been prepared assuming the Company will continue as a going concern. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 4. The consolidated financial statement do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Green & Company CPAs, Inc.

Green & Company CPAs, Inc.

Temple Terrace, Florida

October 19, 2017

FREEDOM LEAF, INC.

and Subsidiaries

Consolidated Balance Sheets

June 30,

	2018	2017

ASSETS
Current assets
Cash	$54,380	$2,498
Accounts receivable, net	161,975	–
Inventory, net	201,689	–
Prepaid expenses and other current assets	578,864	1,600
Other receivables, net of discount	–	637,817
Due from related parties	28,606	–
Total current assets	1,025,514	641,915

Property and equipment, net	4,786,050	–
Intangible assets, net	1,522,574	10,820
Goodwill	70,000	–
Cost method investments	995,400	–
Other assets	–	338,084

Total assets	$8,399,538	$990,819

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$557,654	$47,680
Convertible notes payable, net of discount	–	70,678
Current portion of long-term notes payable	95,000	–
Short-term notes payable	286,575	3,141
Derivative liabilities	–	52,757

Total current liabilities	939,229	174,256

Non-current liabilities
Long-term notes payable, net of discounts, net of current portion	4,441,911	–
Other non-current liabilities	–	188,075
Payables to related parties	–	290,670

Total non-current liabilities	4,441,911	478,745

Total liabilities	5,381,141	653,001

Commitments and contingencies	–	150,000

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, Series A preferred stock, 1,000,000 shares authorized, 948,022 shares issued and outstanding at June 30, 2018 and 2017	948	948
Common stock, $0.001 par value, 500,000,000 shares authorized, 185,369,365 and 111,101,795 shares issued, issuable, and outstanding at June 30, 2018 and 2017, respectively	185,370	111,102
Additional paid-in capital	12,377,907	4,996,756
Accumulated comprehensive income	3,833	–
Accumulated deficit	(9,540,976)	(4,920,988)
Total Freedom Leaf Inc. stockholders' equity	3,027,082	187,818
Non-controlling interest	(8,684)	–
Total stockholders' equity	3,018,398	187,818

Total liabilities and stockholders' equity	$8,399,538	$990,819

See accompanying notes to consolidated financial statements.

FREEDOM LEAF, INC.

and Subsidiaries

Consolidated Statements of Operations

For the Years Ended June 30,

	2018	2017

Revenue, net	$411,272	$817,457

Operating expenses
Direct costs of revenue	311,213	124,290
General and administrative	2,237,301	1,421,224
Depreciation and amortization	170,916	–
Bad debt expense	754,717	–
Marketing and selling	49,656	41,712
Total operating expenses	3,523,803	1,587,226

Operating loss	(3,112,531)	(769,769)

Other income (expense)
Interest expense	(29,105)	(47,221)
Loss on settlement of debt	(1,063,610)	–
Interest income	10,345	7,002
Licensing income - related party	240,000	–
Loss on settlement of accounts payable	(263,132)	–
Miscellaneous income	12,483	–
Loss on investment	(12,141)	–
Loss on disposal of assets	(295,400)	–
Change in fair value of embedded conversion features	(59,127)	(21,506)
Loss on foreign currency transaction adjustments	(2,355)	–
Beneficial conversion feature	(45,416)	(79,156)
Total other income (expense)	(1,507,458)	(140,881)

Provision for income taxes	–	–

Net loss before non-controlling interest	(4,619,989)	(910,650)
Loss attributable to non-controlling interest	(8,684)	–

Net loss attributable to common stockholders	$(4,628,673)	$(910,650)

Net loss attributable to common stockholders per share - basic and diluted	$(0.03)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	149,199,226	100,294,433

Foreign currency translation gain	$3,833	$–
Total comprehensive loss	$(4,624,839)	$(910,650)

See accompanying notes to consolidated financial statements.

FREEDOM LEAF INC.

and Subsidiaries

Consolidated Statement of Stockholders' Equity (Deficit)

June 30, 2018

			Common Stock
	Preferred Stock		Issuable		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at June 30, 2016	948,022	$948	6,149,650	$6,150	88,289,000	$88,289

Contributed capital	–	–	–	–	–	–
Unearned stock compensation	–	–	–	–	–	–
Issuance of issuable common stock	–	–	(1,285,000)	(1,285)	1,285,000	1,285
Cancellation of issuable shares	–	–	(5,014,650)	(5,015)	–	–
Sale of common stock	–	–	–	–	3,112,501	3,113
Issuance of common stock for services	–	–	1,943,195	1,943	11,479,477	11,479
Issuance of common stock for debt	–	–	–	–	1,004,701	1,005
Issuance of 268,167 warrants	–	–	–	–	–	–
Beneficial conversion feature	–	–	–	–	–	–
Issuance of 1,150,000 warrants	–	–	–	–	–	–
Issuance of common stock for conversion of debt	–	–	–	–	791,140	791
Issuance of common stock for acquisition of intellectual property	–	–	–	–	3,000,000	3,000
Issuance of common stock for settlement of debt	–	–	–	–	346,781	347
Net loss for the period ended June 30, 2017	–	–	–	–	–	–

Balance at June 30, 2017	948,022	$948	1,793,195	$1,793	109,308,600	$109,309

Issuance of common stock for cash	–	–	–	–	15,410,827	15,410
Issuance of common stock and warrants for cash	–	–	–	–	4,444,444	4,444
Issuance of common stock for accounts payable	–	–	(1,016,163)	(1,016)	14,236,438	14,236
Issuance of common stock in business combinations	–	–	–	–	8,118,886	8,119
Issuance of common stock for services	–	–	(116,280)	(114)	11,610,342	11,610
Issuance of common stock for debt	–	–	–	–	12,263,698	12,264
Issuance of common stock for inventory and intangibles	–	–	–	–	3,100,000	3,100
Vesting of fair value of warrants	–	–	–	–	–	–
Issuance of common stock for cost method investment	–	–	–	–	6,000,000	6,000
Issuance of warrants for prepaid royalties – related party	–	–	–	–	–	–
Issuance of common stock in exercise of warrants	–	–	–	–	215,378	215
Non-controlling interest	–	–	–	–	–	–
Accumulated comprehensive income	–	–	–	–	–	–
Net loss for the period ended June 30, 2018	–	–	–	–	–	–

Balance at June 30, 2018	948,022	$948	660,752	$663	184,708,613	$184,707

FREEDOM LEAF, INC.

and Subsidiaries

Consolidated Statement of Stockholders' Equity (Deficit)

June 30, 2018

(continued)

	Unearned Stock Compensation	Additional Paid In Capital	Non-Controlling Interest	Accumulated Comprehensive Income	Accumulated Deficit	Total

Balance at June 30, 2016	$(170,137)	$3,800,699	$–	$–	$(4,010,338)	$(284,390)

Contributed capital	–	21,082	–	–	–	21,082
Unearned stock compensation	170,137	–	–	–	–	170,137
Issuance of issuable common stock	–	–	–	–	–	–
Cancellation of issuable shares	–	(229,842)	–	–	–	(234,857)
Sale of common stock	–	146,887	–	–	–	150,000
Issuance of common stock for services	–	737,568	–	–	–	750,990
Issuance of common stock for debt	–	56,182	–	–	–	57,187
Issuance of 268,167 warrants	–	3,319	–	–	–	3,319
Beneficial conversion feature	–	50,000	–	–	–	50,000
Issuance of 1,150,000 warrants	–	68,750	–	–	–	68,750
Issuance of common stock for conversion of debt	–	147,167	–	–	–	147,958
Issuance of common stock for acquisition of intellectual property	–	181,500	–	–	–	184,500
Issuance of common stock for settlement of debt	–	13,444	–	–	–	13,791
Net loss for the period ended June 30, 2017	–	–	–	–	(910,650)	(910,650)

Balance at June 30, 2017	$–	$4,996,756	$–	$–	$(4,920,988)	$187,818

Issuance of common stock for cash	–	973,148	–	–	–	851,058
Issuance of common stock and warrants for cash	–	395,556	–	–	–	400,000
Issuance of common stock for accounts payable	–	648,223	–	–	–	661,443
Issuance of common stock in business combinations	–	1,285,904	–	–	–	1,294,023
Issuance of common stock for services	–	1,190,719	–	–	–	1,339,715
Issuance of common stock for debt	–	1,334,255	–	–	–	1,346,519
Issuance of common stock for inventory and intangibles	–	310,260	–	–	–	313,360
Vesting of fair value of warrants	–	114,658	–	–	–	114,658
Issuance of common stock for cost method investment	–	989,400	–	–	–	995,400
Issuance of warrants for prepaid royalties – related party	–	139,243	–	–	–	139,243
Issuance of common stock in exercise of warrants	–	(215)	–	–	–	–
Accumulated comprehensive income	–	–	–	3,833	–	3,833
Net loss for the period ended June 30, 2018	–	–	8,684	–	(4,619,988)	(4,628,672)

Balance at June 30, 2018	$–	$12,377,907	$8,684	$3,833	$(9,540,976)	$3,018,398

See accompanying notes to consolidated financial statements.

FREEDOM LEAF, INC.

and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended June 30,

	2018	2017
Cash flows from operating activities:
Net loss	$(4,619,988)	$(910,650)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	379,227	741
Beneficial conversion feature	–	79,156
Unearned stock compensation	–	170,137
Change in fair value of embedded conversion features	–	21,506
Issuance and amortization of warrants for services	–	80,402
Gain on settlement of contingent liabilities	(150,000)	–
Gain on licensing to related party	(240,000)	–
Loss on common stock issued for accounts payable	189,114	–
Amortization of debt discounts	187,902	–
Issuance of common stock for services	1,202,215	750,990
Loss on disposition of assets	295,400	–
Loss on conversion of debt	710,447	–
Vesting of stock-based compensation	114,658
Loss on revaluation of derivative liabilities	59,217	–
Bad debt expense	637,817	–
Accumulated comprehensive income	–	–
Changes in operating assets and liabilities:
Accounts receivable	(99,310)	500
Inventory	(77,489)	2,465
Prepaid expense	(264,882)	(1,600)
Other receivable	–	(603,805)
Accounts payable and accrued expenses	654,146	(158,368)
Due to related parties	(79,276)	133,075
Net cash used in operating activities	(1,100,802)	(435,450)

Cash flows from (used in) investing activities
Investment in Irie	(356,000)	–
Cash received in acquisition – Irie	16,000	–
Cash received in acquisition - GME	3,442	–
Intangible asset acquired	–	(4,312)
Purchases of property and equipment	(47,878)	–
Net cash used in investing activities	(384,436)	(4,312)

Cash flows from financing activities:
Proceeds from the sale of common stock and warrants	1,388,558	150,000
Proceeds from capital contributed	–	21,082
Proceeds from related party	–	164,420
Repayments on notes payable	(149,765)	(25,000)
Proceeds from notes payable	166,842	130,000
Net cash provided by financing activities	1,405,635	440,502

Effects of exchange rates on cash	131,485	–

Net increase (decrease) in cash	51,882	740

Cash at beginning of period	2,498	1,758

Cash at end of period	$54,380	$2,498

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$13,400
Cash paid for taxes	$–	$–

Non-cash investing and financing activities:
Issuance of common stock for accounts payable and accrued expenses	$662,459	$72,069
Issuance of common stock for inventory	$27,200	$–
Conversion of debt into common stock	$–	$239,026
Conversion of common stock into licensing agreement	$–	$(10,209)
Issuance of common stock for deposit on acquisition	$–	$(184,500)
Contingent liability for deposit on acquisition	$–	$(150,000)
Financed purchases of property and equipment	$4,870,100	$–
Common stock issued in business combinations	$1,298,243	$–
Exercise of warrants for the issuance of common stock	$215	$–
Notes assigned between holders	$118,602	$–
Initial debt discounts	$116,625	$–
Common stock issued for settlement of debt	$1,346,520	$–
Common stock issued for rights agreement	$22,000	$–
Derivatives liability	$–	$286,504
Common stock issued for cost method investment	$995,400	$–
Common stock issued for patent acquisition	$246,160	$–
Common stock issued for prepaid royalties	$139,243	$–

See accompanying notes to consolidated financial statements.

Freedom Leaf Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated in the State of Nevada on February 21, 2013, under the name of Arkadia International, Inc. The Company was originally engaged in the business of the acquisition of in demand equipment, cars, and goods with the intent to resell these in the U.S. territories or export to overseas countries. On October 3, 2014, the Company experienced a change in control. Richard C. Cowan acquired approximately 93% of the issued and outstanding common stock of the Company at the time. On November 6, 2014, the Company merged with Freedom Leaf Inc., a private Nevada corporation, and the Company changed its name to Freedom Leaf Inc. In connection with the merger, the sole officer, director and stockholder of the private company, Clifford J. Perry, became an officer and director of the Company, and Mr. Perry received approximately 48.1% of the Company’s common stock post-merger. For financial reporting purposes, this merger was accounted for as a "reverse acquisition" rather than a business combination, and the private company was deemed to be the accounting acquirer in the transaction, with the Company deemed to be the acquired company for financial reporting purposes. Consequently, the assets and liabilities and the operations that were reflected in the historical financial statements of the Company prior to the merger are those of the private company, and they were recorded at the historical cost basis of the private company, and the financial statements after completion of the merger include the combined assets and liabilities of the Company and the private company, the historical operations of the private company only, and the operations of both companies from the closing date of the merger.

Freedom Leaf Inc. is an audited and reporting public company traded under the symbol (OTCQB: FRLF) with corporate headquarters located at 3571 E. Sunset Road, Las Vegas, Nevada, 89120.

Subsidiary Entities:

•	Cannabis Business Solutions Inc. (“Cannabis Business Solutions”), a Nevada corporation, was formed on February 5, 2014, and is a wholly-owned subsidiary of the Company. This subsidiary had no activity until the agreement with Valencia Web Technology S.L., B-97183354 (see Note 2).

•	Leafceuticals Inc. (“Leafceuticals”), formerly known as Cannabiz U, Inc., a Nevada corporation, was formed on February 13, 2014, and is a wholly-owned subsidiary of the Company.

•	Freedom Leaf International Inc. (“Freedom Leaf International”), a Nevada corporation, was formed on November 27, 2015, and is a wholly-owned subsidiary of the Company. This subsidiary has had no activity to date.

•	Leafceuticals Europe, SL, a wholly-owned subsidiary of the Company’s owns our Valencia greenhouse operations.

•	Freedom Leaf Cares Inc. (“Freedom Leaf Cares”), a Nevada corporation, was formed on October 1, 2014, and is a wholly-owned subsidiary of the Company. Freedom Leaf Cares was dissolved in 2016. Until dissolution, this subsidiary had no activity.

Nature of Operations

Freedom Leaf Inc. is a group of diversified, multinational, vertically-integrated hemp businesses and cannabis media companies. Freedom Leaf has strived to be a leading go-to resource in the cannabis, medical marijuana, and industrial hemp industries since 2014, founded by professionals with Decades of combined experience in cannabis legalization advocacy. The Company is continuously building a diverse, global portfolio of valuable businesses and enterprises through strategic mergers, acquisitions, and acceleration projects across the hemp and cannabis industry. Utilizing these mergers and acquisitions, Freedom Leaf is building a solid foundation for our vertically-integrated hemp company to maximize both stockholder value and revenue growth. Our cultivation and extraction divisions allow FRLF to grow and source our own hemp extract, which allows dramatically lower production costs for our wholly-owned hemp product lines, thereby generating more revenue for each product sold. We also formulate and manufacture the majority of our products in our own in-house formulation centers, also greatly reducing our costs and increasing revenue. In addition, our extensive domestic and international media companies ensure we can continuously direct traffic to our many ecommerce sites and nationwide retail locations. For valuation purposes, the Company’s focus is on developing and implementing multiple, mutually-reinforcing revenue streams; through which revenue, net income and stockholder value are maximized by cross-marketing across its brands and advertising through its media properties. The Company’s major business lines are:

•	Legal Industrial Hemp Cultivation
•	Cannabidiol Extraction, Distillation, and Processing
•	Expert Product Formulation
•	Nutraceutical Brand Marketing
•	Ancillary Products & Niche Markets
•	Affiliate Marketing Programs
•	E-Commerce Solutions
•	Global Media & Advertising Networks

Basis of Presentation

The Company prepares its consolidated financial statements in conformity with generally accepted accounting principles in the United States of America.

Principles of Consolidation

The consolidated financial statements include the accounts of Freedom Leaf and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

The Company consolidates any variable interest entities of which it is the primary beneficiary. Equity investments through which the Company exercises significant influence over but does not control the investee and is not the primary beneficiary of the investee’s activities are accounted for using the equity method. Investments through which the Company is not able to exercise significant influence over the investee and which do not have readily determinable fair values are accounted for under the cost method. All material inter-company accounts have been eliminated in the consolidation.

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

We currently measure and report at fair value derivative liabilities. The fair value of derivative liabilities is measured using the Black-Scholes option pricing method. The following table summarizes our non-financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and 2017:

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis at June 30, 2018:

	Balance at June 30, 2018	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative Liabilities	$–	$–	$–	$–
Total Financial Liabilities	$–	$–	$–	$–

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis at June 30, 2017:

	Balance at June 30, 2017	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative Liabilities	$52,757	$–	$–	$52,757
Total Financial Liabilities	$52,757	$–	$–	$52,757

Following is a summary of activity through June 30, 2018 of the fair value of derivative liabilities valued using Level 3 inputs:

Balance at June 30, 2017	$52,757
Note inception date fair value	6,370
Change in fair value during 2018	(59,127)
Balance at June 30, 2018	$–

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

Accounts Receivable

Accounts receivable consisted of amounts due from customers primarily for management fees. The Company considered accounts more than 30 days old to be past due. The Company used the allowance method for recognizing bad debts. When an account was deemed uncollectible, it was written off against the allowance. The Company generally does not require collateral for its accounts receivable. Management has recorded an allowance for doubtful accounts as of June 30, 2018 of $20,261 and $0 as of June 30, 2017.

Inventory

Inventory is recorded at the lower of cost or market and the cost of sales are recorded utilizing the first in first out (“FIFO”) method. The Company periodically evaluates the value of items in inventory and provides write-downs to inventory based on its estimate of market conditions. The Company estimated it needed an obsolescence allowance of $36,039 and $0 for the years ended June 30, 2018 and 2017, respectively, which was charged to cost of goods sold.

Investments

The Company uses the cost method to account for investments in businesses that are not publicly traded and for which the Company does not control or have the ability to exercise significant influence over operating and financial policies. In accordance with the cost method, these investments are recorded at lower of cost or fair value, as appropriate, and are classified as long-term.  Under this method, the Company’s share of the earnings or losses of such investee companies is not included in the consolidated balance sheet or consolidated statements of operations and comprehensive income or loss. However, impairment charges are recognized in the consolidated statements of operations and comprehensive income or loss. If circumstances suggest that the value of the investee company has subsequently recovered, such recovery is not recorded.

Investments held by the Company in businesses that are not publicly traded and for which the Company has the ability to exercise significant influence over operating and financial management are accounted for under the equity method. In accordance with the equity method, these investments are originally recorded at cost and are adjusted for the Company’s proportionate share of earnings, losses and distributions. The Company holds no such investments as of June 30, 2018 or 2017.

The Company assesses and records impairment losses when events and circumstances indicate the investments might be impaired. Gains and losses are recognized when realized and recorded in other income (expense) in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

Property, Equipment and Depreciation

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets of three years for computer equipment, five years for office furniture and fixtures, five years for machinery and equipment, thirty-nine years for buildings, and the lesser of the lease term or the useful life of the leased equipment. Leasehold improvements, if any, would be amortized over the lesser of the lease term or the useful life of the improvements. Expenditures for maintenance and repairs along with fixed assets below our capitalization threshold are expensed as incurred. Variances between the two reporting periods are primarily due to foreign currency translation calculations.

Goodwill

Goodwill and Intangible Assets

In applying the acquisition method of accounting, amounts assigned to identifiable assets and liabilities acquired were based on estimated fair values as of the date of acquisition, with the remainder recorded as goodwill. Identifiable intangible assets are initially valued at fair value using generally accepted valuation methods appropriate for the type of intangible asset. Identifiable intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. Intangible assets with indefinite lives are tested for impairment within one year of acquisitions or annually as of March 31, and whenever indicators of impairment exist. The fair values of intangible assets are compared with their carrying values, and an impairment loss would be recognized for the amount by which a carrying amount exceeds its fair value. Goodwill is reviewed for impairment annually, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceeds their fair value. The Company does not amortize goodwill in accordance with Financial Accounting Standards Board (the "FASB") Accounting Standards Codification ("ASC") 350, "Intangibles—Goodwill and Other" ("ASC 350"). Goodwill is tested for impairment at the reporting unit level. The Company's two operating segments comprise the reporting unit for goodwill impairment testing purposes.

The amortization of the intangible assets is computed using the straight-line method based on the estimated useful lives of the related assets of three years for website development, fifteen years for trademarks, one year for exclusive rights, nine years for trade names, two years for customer lists, one year for assembled workforce, and five years for patent. Variances between the two reporting periods are primarily due to foreign currency translation calculations.

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

Revenue Recognition

The Company recognizes revenue for our services in accordance with ASC 605-10, "Revenue Recognition in Financial Statements." Under these guidelines, revenue is recognized on transactions when all of the following exist: persuasive evidence of an arrangement did exist, delivery of service has occurred, the sales price to the buyer is fixed or determinable and collectability is reasonably assured. The Company has five primary revenue streams as follows:

•	Advertising Services – Revenue from advertising is recognized over the contracted period in which advertising services are performed. Advertising services are considered performed when an ad is displayed to users.

•	Product Sales – Revenue from the sale of the Company’s branded products is recognized in the period in which product is shipped. Sales billed or cash received in advance of actual shipment are deferred and recorded as income in the period in which shipment is made. Shipping and handling fees billed to customers is included in net sales. Shipping and handling costs are expensed as incurred and included in cost of sales. All sales are presented net of sales taxes, which are excluded from revenue.

•	Licensing Revenue – Revenue from licensing arrangements is recognized when earned, estimable and realizable. The timing of revenue recognition is dependent on the terms of each license agreement and on the timing of sales of licensed products. The Company generally recognizes royalty revenue when it is reported to the Company by its licensees, which is generally one quarter in arrears from the licensees’ sales of licensed products. For licensing fees that are not determined by the licensees’ sales, the Company generally recognizes license fee revenue on a straight-line basis over the life of the license.

Advertising and Marketing

Advertising and marketing is expensed as incurred and is included in selling, general and administrative expenses on the accompanying statement of operations. For the years ended June 30, 2018 and 2017, advertising expense was $49,656 and $41,712, respectively.

Income Taxes

The Company adopted the provisions of ASC 740-10, “Accounting for Uncertain Income Tax Positions.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of June 30, 2018, all previous tax years remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

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

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares that may dilute future earnings per share consist of warrants to purchase 4,518,167 shares of common stock at June 30, 2018. Equivalent shares are not utilized when the effect is anti-dilutive.

Foreign Currency Translation and Transactions

The Euro (“EUR,” or “€”) is the functional currency of Green Market Europe, S.L. and Leafceuticals Europe S.L.U., whereas the consolidated financial statements are reported in United States Dollar (“USD,” or “$”). Assets and liabilities are translated based on the exchange rates at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the period. Equity accounts are translated at historical exchange rates. The resulting translation gain and loss adjustments are accumulated as a component of stockholders’ equity and other comprehensive income.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) and its components in its consolidated financial statements. Comprehensive income (loss) consists of net loss and foreign currency translation adjustments affecting stockholders’ equity that, under U.S. GAAP, are excluded from net loss. As of June 30, 2018, the exchange rate between U.S. Dollars and the Euro was USD $1.17 = €1.00, and the weighted average exchange rate for the period (acquisition date to end of fiscal year) ended June 30, 2018 was USD $1.20 = €1.00.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of June 30, 2018 and 2017.

Effect of Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASC 606”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for annual reporting periods beginning after December 15, 2017. Early application is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method, nor has it determined the effect of the standard on its ongoing financial reporting.

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

NOTE 2 – ENTRY INTO A DEFINITIVE AGREEMENT

Freedom Leaf Inc. f/k/a Arkadia International, Inc., a Nevada corporation and the public company (the “Company,” “Public Company,” “we,” “us,” “our”) entered into a merger agreement with a private Nevada corporation, Freedom Leaf Inc. (the “Private Company”). Prior to the reverse merger, Richard C. Cowan, the officer and Director of the Public Company, had acquired the majority of its outstanding common stock. Clifford J. Perry, the Private Company’s sole officer and Director pre-merger (“Perry”), was the owner of record of all of the outstanding common shares of the Private Company (the “Private Company Stock”) prior to the merger. Pursuant to the merger, the Private Company was merged into the Public Company, and Perry, the Private Company’s stockholder, received 83,401.2 shares of Public Company common stock for each share of Private Company stock pre-merger, or 83,401,200 total shares of the Company’s common stock. The closing of the merger was conditioned upon certain, limited customary representations and warranties, as well as the satisfaction or waiver of specified conditions to closing. As the parties satisfied all of the closing conditions, we filed Articles of Merger in Nevada consummating the merger, and stockholders of the Private Company pre-merger (Perry) owned approximately 48.1% of our issued and outstanding common stock post-merger. Following the merger, the Company focused on pursuing Private Company’s historical businesses. The foregoing description of the merger agreement and transaction does not purport to be complete and is qualified in its entirety by the merger agreement, a copy of which has been filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q/A for the period ended December 31, 2014, which is incorporated herein by reference.

Licensing Rights

On February 8, 2016, the Company and Freedom Leaf Netherlands, B.V. (“FLNL”), a company located in the Netherlands, executed a Memorandum of Understanding (“MOU”), wherein the Company granted FLNL a right of first refusal to license certain rights from the Company described below in exchange for a payment of $25,000, and the parties agreed to negotiate a definite license agreement for such rights with the terms of the definitive agreement incorporating the material terms set forth in the MOU. Such rights include FLNL’s rights to use various trademarks of the Company, primarily “Freedom Leaf,” and other related rights, for use in the Netherlands by FLNL, including FLNL’s right to publish a Freedom Leaf magazine in the Netherlands, sell Freedom Leaf products and perform other activities related to the business of the Company. FLNL is a stockholder (common stock and warrants to purchase additional common stock) of the Company. On December 15, 2016, the Company and FLNL executed the license agreement. The agreement provided for a licensing fee of $250,000 with a payment schedule as follows: $70,869 which has been paid from the date of the MOU until the date of the agreement; $25,000 payment every two months, commencing on April 10, 2017 with the last payment on April 10, 2018, and a final payment of $4,131 on June 10, 2018. As of June 30, 2018, the Company has written the receivable of $179,131 off to bad debt. The Company also provided FLNL with warrants to purchase up to 1,000,000 shares of common stock. The warrants have an exercise price of $0.05. The warrants were exercisable as follows: 250,000 warrants between June 2017 and August 2017; 250,000 warrants between September 2017 and November 2017; 250,000 warrants between December 2017 and February 2018; and 250,000 warrants between March 2018 and May 2018. See Notes 7 and 12. None of the warrants were exercised and, thus, have expired. The agreement was terminated on April 3, 2018.

On December 15, 2016, the Company and Freedom Leaf Iberia, B.V. (“FLI”), a company incorporated under the laws of the Netherlands, executed a license agreement. The licensing agreement provides FLI the distribution rights to the Company’s magazine and other “Freedom Leaf” branded merchandise. The territory of the agreement is Spain and Portugal. The agreement provided for a license fee of $250,000 payable to the Company. The payment schedule provides for a $25,000 payment payable every two months, beginning on April 20, 2017, concluding on April 20, 2018, with a final payment of $75,000 on June 20, 2018. As the Company is allowing for progress payments, the balance is shown net of imputed interest on the balance sheet. The Company also provided FLI with warrants to purchase up to 1,000,000 shares of common stock. The warrants have an exercise price of $0.05. The warrants can be exercised as follows: 250,000 warrants between June 2017 and August 2017; 250,000 warrants between September 2017 and November 2017; 250,000 warrants between December 2017 and February 2018; and 250,000 warrants between March 2018 and May 2018. The warrants have expired and are unexercised as of June 30, 2018. See Notes 8 and 12. As of June 30, 2018, the Company has written the receivable of $190,000 off to bad debt.

On March 31, 2017, the Company entered into a license agreement with BBD Healthcare Strategies, LLC, a Florida limited liability company (“BBDHS”), pursuant to which BBDHS received distribution rights to the Company’s magazine and other “Freedom Leaf” branded merchandise for the State of Florida, in consideration of (1) a license fee of $250,000, paid $25,000 at execution, and $25,000 due August 2017, October 2017, December 2017, February 2018, March 2018, April 2018, May 2018 and concluding June 2018, with a final payment of $50,000, (2) ongoing royalties of 5% for sales of Company merchandise purchased from the Company, (3) ongoing royalties of 10% for sales of Company merchandise purchased from a third-party supplier, and (4) ongoing royalties of 33% for Company seminars and conferences. The Company also provided BBDHS with warrants to purchase 1,200,000 shares of Company common stock at an exercise price of $0.05, exercisable as follows: 240,000 shares between September 1, 2017 and October 31, 2017, 240,000 shares between November 1, 2017 and December 31, 2017, 240,000 shares between January 1, 2018 and February 28, 2018, 240,000 shares between March 1, 2018 and May 30, 2018, and 240,000 shares between June 1, 2018 and July 30, 2018. See Notes 8 and 12. As of June 30, 2018, the Company has written the receivable of $200,000 off to bad debt. As of June 30, 2018, all warrants are unexercised and expired.

On May 15, 2018, the Company issued to Cowan a License Agreement that grants him exclusive licensee distribution rights to the Freedom Leaf Inc. magazine, as well as other “Freedom Leaf” branded merchandise and services in the Southern California area. In consideration of such license, Cowan cancelled $240,000 of payables owed to him by the Company. Also, in connection with this transaction, the Company issued to Cowan a warrant, exercisable between July 1, 2018 and November 15, 2019, to acquire 1,000,000 shares at an exercise price of $0.01 per share. This has been reflected as other income (“Licensing income – related party”) in the consolidated statement of operations and comprehensive loss.

Incubation Agreement

On January 18, 2016, the Company and Plants to Paper, LLC (“PTP”), a New Jersey limited liability company, executed an Incubation Agreement. PTP owned the patent pending application 62/245,153 (the “Patent”) with the title being “Rolling Papers and Blunt Wraps made from 100% Marijuana.” PTP agreed to transfer its ownership rights in the patent application to the Company, as well as PTP’s Medical Marijuana / Cannabis/Hemp Industry Incubator program. The Company agreed to supply management services and to fund the early stage development of PTP. The Incubation Agreement was for a period of twelve months. PTP will provide the Company with 20% of the outstanding membership shares of PTP in exchange for its services. The costs of patent registrations in the United States and other countries will be the liability of PTP. On February 1, 2017, the Agreement was modified for the following items: a) to provide 25% of the outstanding membership shares of PTP; b) require that the Patent be assigned to PTP; and c) acknowledge that the ownership rights have not been transferred to the Company as of that date. To-date, ownership rights have not been transferred. This agreement expired on January 18, 2017.

Sales Representation Contract

On December 22, 2016, the Company and NuAxon BioScience, Inc. (“NuAxon”), a Delaware corporation, executed a Sales Representation Contract. NuAxon is a manufacturer and distributor for bulk extracts, Rebel Herbs brand products, and Intelligence Tree brand products. The contract appoints the Company as NuAxon’s sales representative worldwide. The contract is for a period of one year and shall automatically renew for successive terms of the same duration. The contract provides a commission for sales by the Company at rates as follows: a) bulk extracts is 9% with a 2% bonus on annual sales above $500,000; b) Rebel Herbs and Intelligence Tree brand products is 10% with a 3% bonus on annual sales above $1,000,000. As of June 30, 2018, there have been no sales or commissions earned.

Equipment Sales Representative Contract

On December 22, 2016, the Company and NuAxon executed an Equipment Sales Representative Contract. NuAxon is a manufacturer and distributor for extraction equipment. The contract appoints the Company as NuAxon’s equipment sales representative worldwide. The contract is for a period of one year and shall automatically renew for successive terms of the same duration. The contract provides a commission for sales by the Company at various rates ranging from 3% to 10%, dependent on the cumulative annual sales. On March 15, 2017, the Company entered into an Exclusive Distribution Agreement with NuAxon to sell NuAxon’s CO2 extraction equipment pursuant to which the Company would be paid increasing commissions depending on gross sales of the equipment. On March 16, 2017, the Company issued a purchase order (the “Purchase Order”) to NuAxon to purchase extraction equipment for one of the Company’s customers. As of June 30, 2018, there have been no sales.

NOTE 3 –BUSINESS COMBINATION AND ASSET ACQUISITIONS

IRIE Acquisition

On April 16, 2018, Leafceuticals consummated the acquisition, with an effective date of April 1, 2018 (date of change in control), of substantially all of the assets of: Earth Born, Inc., a California corporation (“Earth Born California”), Earth Born, Inc., a Delaware corporation (“Earth Born Delaware”), Irie Living, a California nonprofit mutual benefit corporation (“Irie”), and Genesis Media Works, LLC, a Utah limited liability company doing business as “Terra’s Way,” “Irie Hemp Company,” “Earth Born Botanicals,” and “Santa Cruz Hemp Company” (“Genesis” and together with Earth Born California, Earth Born Delaware, and Irie, collectively referred to herein as the “Sellers” or IRIE). Irie CBD is a California-based product line owned by the Sellers that has been operating since 2015 that formulates, manufactures and distributes CBD tinctures, CBD edibles, CBD topicals and CBD concentrates to retail markets across the country. IRIE leases a full manufacturing and processing facility in Oakland, California. In addition to the IRIE CBD line and associated assets and trademarks, the acquisition also includes the product lines, websites and other assets of Earth Born California, Earth Born Delaware, Irie, and Genesis.

In connection with this acquisition, Leafceuticals assumed approximately $100,000 of liabilities associated with the assets and paid the Sellers’ principals as follows: $356,080 in cash and $999,000 via the issuance of an aggregate of 8,118,886 shares of the Company’s common stock. The purchase price is to be reduced if: (i) the Sellers’ aggregate pre-closing revenues for the year ending December 31, 2017, were less than $1,500,000 or (ii) the Buyer’s average monthly revenues resulting from the Acquisition of the Assets for the three months following closing are less than $120,000 per month. Additionally, 1,250,000 of the Shares were to be escrowed for four months following Closing as the Buyer’s security for (i) any indemnification claims against the Sellers pursuant to the Agreement, or (ii) any pre-closing or post-closing revenue deficiency resulting in the purchase price reductions described above. There was no adjustment to the purchase price based on this clause.

Assets acquired, and liabilities assumed, at fair value:

The fair value of the purchase consideration issued to the sellers of IRIE was allocated to the net tangible assets acquired. We accounted for the acquisition of IRIE as the purchase of a business under GAAP under the acquisition method of accounting, the assets and liabilities acquired were recorded as of the acquisition date, at their respective fair values and consolidated with those of our company. The fair value of the net assets acquired, net of liabilities assumed, was approximately $1,455,000. The excess of the aggregate fair value of the net tangible and intangible assets has been treated as goodwill.

Consideration given:

Cash Consideration	$356,000
Common stock shares given	999,000
Notes Assumed	100,000
Total consideration given	$1,455,000

Fair value of identifiable assets acquired, and liabilities assumed:

Current Assets	$226,000
Current Liabilities	44,000
Net Working Capital	182,000

Property, Plant & Equipment	25,000
Trade Names/Trademarks	327,000
Customer Contracts/Relationships	712,000
Assembled Workforce	139,000
Goodwill	70,000
Total Consideration	$1,455,000

The following presents the pro-forma combined results of operations of the Company with IRIE as if the entities were combined on July 1, 2017.

For the
Year Ended
June 30,
2018
Revenues, net	$1,629,730
Net loss allocable to common stockholders	(305,757)
Net loss per common share	$(0.00)
Weighted-average number of share outstanding	149,199,226

Revenue recognized by IRIE from acquisition through June 30, 2018 was $393,480. The pro-forma results of operations are presented for information purposes only. The pro-forma results of operations are not intended to present actual results that would have been attained had the acquisitions been completed as of January 1, 2016 or to project potential operating results as of any future date or for any future periods.

Greenhouse Purchase

The Company, on May 17, 2018, consummated the acquisition of an existing, approximately 430,000 square foot facility, that has converted from a dormant Poinsettia production facility into a light deprivation hemp production greenhouse. The total purchase price was €4,000,000 (approximately US$4.8million). The purchase consideration will be paid as follows: (i) €20,000 down, which amount already has been paid by the Company; (ii) €20,000 a month for 25 months, and (iii) €100,000 per month thereafter until paid in full. Located in Valencia, the third largest city in Spain with an average of 300 days of sun per year and agricultural setting, the facility previously was one of the biggest Poinsettia producers in Europe. At its peak, it produced millions of Poinsettia clones and had more than 80 greenhouse workers working 24/7. The Company chose this facility due to the similarities in growing Poinsettias and Hemp and because of its light cycles and heavy machinery specific to industrial plant production. This turn-key facility includes: approximately 430,000 square feet of light deprivation greenhouse, growing supplies, polished concrete, and triple galvanized steel framework. It its fully equipped with an automated irrigation system, a mist system, a refrigerated storage area, a light deprivation system to maximize number of crops per year, a Dutch, hydroponic set up and heating system, its own gas pipe, and five sources of irrigation water with reservoir. The facility also has office space that the Company intends to utilize to house: (i) our Spanish Media department (lamarihuana.com) and (ii) a warehouse. The purchase also includes outdoor space and the necessary structural steel sufficient to erect a new 64,000 sq. ft galvanized steel frame facility the Company intends to build to use as a GMP extraction, formulation and bottling facility. The Company intends to retain the predecessor operation’s key employees to maintain the growing facilities. Management’s goal is for this facility to become a leading greenhouse producer of cannabinoids in Europe. The Company’s goal is to grow up to two million grams of EU-certified Industrial Hemp in its first year of operations and then to expand significantly in subsequent years. The Company also expects to utilize this facility to increase its Hemp research, tissue culture and extraction capabilities in the following years.

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

Consideration given:

Common stock shares given	$295,400
Total consideration given	$295,400

Fair value of identifiable assets acquired, and liabilities assumed:

Cash	$3,546
Accounts receivable	7,430
Fixed assets, net	64,891
Intangible assets, net	5,176
Accounts payable	(71,478)
Acquisition payable	(24,805)
Payable to stockholders	(5,045)
Total identifiable net liabilities	(20,285)
Goodwill	315,685
Total consideration	$295,400

During March, April and May of 2018, in connection with the Company’s preliminary audit of GME, the Company’s management discovered several irregularities regarding GME’s operations and its sellers’ activities before and after the consummation of the Company’s acquisition of that business. Based on investigation of these discoveries, the Company, effective June 4, 2018, consummated a termination agreement with GME’s seller. In connection with that agreement, GME’s sellers returned to the Company the 4,220,000 shares it had previously issued to the sellers. The Company wrote off the approximately $33,000 it had invested cumulatively in GME in addition to the stock issuance and recognized a non-cash loss of $295,400 upon disposition of this business.

Valencia Purchase

The Company, on May 17, 2018, consummated the acquisition of existing, approximately 430,000 square foot facility, that was converted from a dormant Poinsettia production facility into a light deprivation hemp production greenhouse. The total purchase price was €4,000,000 (approximately US$4.8million). The purchase consideration will be paid as follows: (i) €20,000 down, which amount already has been paid by the Company; (ii) €20,000 a month for 25 months, and (iii) €100,000 per month thereafter until paid in full. Located in Valencia, the third largest city in Spain with an average of 300 days of sun per year and agricultural setting, the facility previously was one of the biggest Poinsettia producers in Europe. At its peak, it produced millions of Poinsettia clones and had more than 80 greenhouse workers working 24/7. The Company chose this facility due to the similarities in growing Poinsettias and Hemp and because of its light cycles and heavy machinery specific to industrial plant production. This turn-key facility includes: approximately 430,000 square feet of light deprivation greenhouse, growing supplies, polished concrete, and triple galvanized steel framework. It its fully equipped with an automated irrigation system, a mist system, a refrigerated storage area, a light deprivation system to maximize number of crops per year, a Dutch, hydroponic set up and heating system, its own gas pipe, and five sources of irrigation water with reservoir. The facility also has office space that the Company intends to utilize to house: (i) our Spanish Media department (lamarihuana.com) and (ii) a warehouse. The purchase also includes outdoor space and the necessary structural steel sufficient to erect a new 64,000 sq. ft galvanized steel frame facility the Company intends to build to use as a GMP extraction, formulation and bottling facility. The Company intends to retain the predecessor operation’s key employees to maintain the growing facilities. Management’s goal is for this facility to become a leading greenhouse producer of cannabinoids in Europe. The Company’s goal is to grow up to two million grams of EU-certified Industrial Hemp in its first year of operations and then to expand significantly in subsequent years. The Company also expects to utilize this facility to increase its Hemp research, tissue culture and extraction capabilities in the following years.  For accounting purposes, the Company is treating the transaction as an asset purchase vs. a business combination.  The transaction does not meet the standard necessary, per ASC 805-10, for the transaction to be characterized as a business combination as, among other reasons:  the prior business, a poinsettia farm, had been out of business for a number years; the Company, post-acquisition, converted the assets acquired into a totally different business, and the Company employed none of the employees of the former business.

LaMarihuana Purchase

On May 30, 2017, with an effective date of April 8, 2017 as per the Bill of Sale, Cannabis Business Solutions Inc. (the “Buyer”), a wholly-owned Nevada subsidiary of the registrant, Freedom Leaf Inc., entered into an Asset Purchase Agreement with Valencia Web Technology S.L., B-97183354, a Spanish limited liability company (Sociedad de Responsabilidad Limitada) (the “Seller,” or “Valencia”) to purchase the Seller’s assets, including its cash and cash equivalents, equipment, inventory, receivables, and two of its websites www.lamarihuana.com and www.marihuana-medicinal.com (but not including the Seller’s website cannabislandia.com), for a purchase price consisting of a 10% interest in the Buyer, and 3,000,000 shares of common stock of the registrant, valued at $300,000 (the “Initial FRLF Shares”), with additional shares of the registrant’s common stock due six months (October 8, 2017) following closing if, at such time, the average closing price of the registrant’s common stock during the previous five trading days is less than $0.10/share. Such additional shares shall be calculated as follows: $300,000 minus the product of (a) the Initial FRLF Shares multiplied by (b) the average closing price of the registrant’s common stock during the five trading days immediately preceding the True-Up Date (the “True-Up Price”), with such difference divided by the True-Up Price. On October 8, 2017, the Company removed the previously recorded contingent liability and recorded 4,142,857 shares of common stock as issuable. On February 7, 2018, the Company and the Buyer agreed that because of the increase in the value of the Company’s common stock, the Buyer had waived its right to additional shares of common stock as stated herein. Therefore, on February 7, 2018, the Company reversed its recording of the 4,142,857 shares of common stock recorded as issuable.

The Company is in the process of meeting international requirements for the complete use of the web sites by the Company. This process is expected to be completed before the end of fiscal year 2019.

NOTE 4 – GOING CONCERN

The Company has a net loss attributable to common stockholders for the year ended June 30, 2018 of $4,628,673 and working capital as of June 30, 2018 of $86,285 and has used cash in operations of $1,100,802 for the year ended June 30, 2018. In addition, as of June 30, 2018, the Company had a stockholders’ equity and accumulated deficit of $3,018,398 and $9,540,976, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates the continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The ability of the Company to continue its operations is dependent on the execution of management’s plans, which include the raising of capital through the debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements. If the Company were not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements.

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of October 15, 2018, there were no pending or threatened lawsuits.

Lease Commitment

We lease approximately 2,800 square feet of office space in Las Vegas, Nevada, pursuant to a lease that will expire on April 15, 2019. This facility serves as our corporate headquarters. After December 31, 2018, the Company has the option to opt out of the lease.

Future minimum lease payments under these leases are as follows:

2019	$29,646

Total	$29,646

Rent expense for the years ended June 30, 2018 and 2017 was $32,046 and $39,600, respectively.

We also lease approximately 1,777 square feet of office and production space, used by Irie in Oakland, California, pursuant to a lease that will expire June 30, 2019.

Future minimum lease payments under these leases are as follows:

2019	$40,700

Total	$40,700

Rent expense for the years ended June 30, 2018 was $16,564.

NOTE 6 – RELATED PARTIES

Richard Cowan (“Cowan”), a former Director and officer of the Company, has payables and accruals due to him of $15,485 and $269,225 as of June 30, 2018 and 2017, respectively, as reflected on the balance sheet under Accounts Payable and Accrued Expenses. The payable, as agreed upon verbally, has a maturity date greater than one year, without any other set terms for repayment. Imputed interest is immaterial. On May 15, 2018, the Company issued to Cowan a License Agreement that grants him exclusive licensee distribution rights to the Freedom Leaf Inc. magazine, as well as other “Freedom Leaf” branded merchandise and services in southern California. In consideration of such license, Cowan cancelled $240,000 of payables owed to him by the Company. Also, in connection with this transaction, the Company issued to Cowan a warrant, exercisable between July 1, 2018 and November 15, 2019, to acquire 1,000,000 shares at an exercise price of $0.01 per share.

Clifford J. Perry (“Perry”), Chief Executive officer, Chief Financial Officer, and a Director of the Company, has compensation due and other payables and accruals due to him totaling $32,813 and $133,944 as of June 30, 2018 and 2017, respectively, as reflected on the balance sheet under Accounts Payable and Accrued Expenses. Imputed interest is immaterial. On July 31, 2017, the Company issued 5,784,061 shares of common stock to Cliff Perry for accrued compensation of $112,500 owed to him as of June 30, 2017 and recorded a loss on settlement of liabilities of $130,431.

Raymond P. Medeiros (“Medeiros”), a Director of the Company, has compensation due and other payables and accruals due to him totaling $63,000 and $52,500 as of June 30, 2018 and June 30, 2017, respectively, as reflected on the balance sheet under Accounts Payable and Accrued Expenses. Imputed interest is immaterial. On July 31, 2017, the Company issued 2,699,228 shares of common stock to Raymond Medeiros for accrued compensation of $52,500 owed to him as of June 30, 2017 and recorded a loss on settlement of liabilities of $60,368.

On October 31, 2017, the Company issued 850,000 shares of common stock to Paul F. Pelosi, Jr. (“Pelosi”), in regard to his appointment as Chairman of the Board on November 1, 2017, for compensation for the period November 1, 2017 through January 31, 2018. The Company was obligated to issue on February 1, 2018, an additional 1,250,000 options for common stock with an exercise price of $0.04, with an expiration date eighteen months after the issuance. On February 12, 2018, the Company issued 1,250,000 warrants for common stock to Paul Pelosi in satisfaction of this obligation. The warrants have an exercise price of $0.04 and expire August 11, 2018 (see Note 8). On November 10, 2017, the Company sold 967,000 shares of common stock to Pelosi for $14,500, based on a per share price of $0.01499. On January 18, 2018, Pelosi purchased 1,050,000 shares of common stock for $21,000. On July 27, 2018, the Company agreed to sell to Paul T. Pelosi Jr Two Million Two Hundred Thousand (2,200,000) shares of the Company’s 144 common stock for the price of Thirty Eight Thousand dollars ($38,500), $0.0175 per share, in consideration for which Pelosi agreed to: (1) cancellation and return of the previously issued to him and exercisable into 1,250,000 shares of Company common stock at $0.04 per share and (2) the cancellation of the Company’s obligation to issue to him 850,000 shares of Company common stock.

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

On May 15, 2018, the Company issued to Cowan a License Agreement that grants him exclusive licensee distribution rights to the Freedom Leaf Inc. magazine, as well as other “Freedom Leaf” branded merchandise and services in Southern California. In consideration of such license, Cowan cancelled $240,000 of payables owed to him by the Company. Also, in connection with this transaction, the Company issued to Cowan a warrant, exercisable between July 1, 2018 and November 15, 2019, to acquire 1,000,000 shares at an exercise price of $0.01 per share.

NOTE 7 – CONVERTIBLE NOTES PAYABLE, NET OF PREMIUMS AND NOTES PAYABLE

Convertible notes payable, all classified as current at June 30, 2018, consist of the following:

Convertible notes, net of discounts and notes payable

	June 30, 2018			June 30, 2017
			Principal			Principal,
		Debt	net of		Debt	net of
	Principal	Discounts	Discounts	Principal	Discounts	Discounts
Baytown Holdings (b)	$95,000	$–	95,000	$–	$–	$–
Valencia (c)	4,629,486	–	4,629,486	–	–	–
Irie (c)	99,000	–	99,000	–	–	–
Pure Energy (a)(b)	–	–	–	15,475	(7,489)	7,986
Pure Energy (a)(b)	–	–	–	13,480	(5,565)	7,915
Power Up (a)(b)	–	–	–	75,000	(39,330)	35,670
Power Up (a)(b)	–	–	–	38,000	(18,893)	19,107
Total	$4,832,486	$–	$4,832,486	$141,955	$(71,277)	$70,678
Short-term notes payable	(95,000)	–	(95,000)	-	-	-
Current portion of long-term notes payable	(286,575)	–	(286,575)	-	-	-
Long-term portion	$4,441,911	$–	$4,441,911	$141,955	$(71,277)	$70,678

(a)	Convertible

(b)	Short-term

(c)	Long-term

Convertible Notes

On July 7, 2015, the Company executed a convertible promissory note for $5,000 with Bruce Perlowin. The note is for one year, 12% interest rate, and convertible at $0.10 per share. The current price at that date was $0.085, which is less than the conversion price. The stock price for our common stock as of September 30, 2015 was $0.40. Our common stock is thinly traded therefore our price, as management has determined, is not indicative of our valuation. In October 2015, the Company issued common stock for services to unrelated parties and the common stock was values at $0.20, therefore, the $0.20 was used for valuation purposes for this note. A beneficial conversion feature of $5,000 was recorded and subsequently amortized. The Company has recorded accrued interest of $467 as of June 30, 2018. On April 15, 2016, Mr. Perlowin converted the principal of this promissory note into 50,000 shares of common stock. The accrued interest was not converted.

On August 12, 2015, the Company executed a convertible promissory note for $5,000 with Bruce Perlowin. The note is for one year, 12% interest rate, and convertible at $0.10 per share. The current price at that date was $0.10, which is less than the conversion price. The stock price for our common stock as of September 30, 2015 was $0.40. Our common stock is thinly traded therefore our price, as management has determined, is not indicative of our valuation. In October 2015, the Company issued common stock for services to unrelated parties and the common stock was values at $0.20, therefore, the $0.20 was used for valuation purposes for this note. A beneficial conversion feature of $5,000 was recorded and subsequently amortized. The Company has recorded accrued interest of $408 as of June 30, 2018. On April 15, 2016, Mr. Perlowin converted the principal of this promissory note into 50,000 shares of common stock. The accrued interest was not converted.

On August 20, 2015, the Company executed a convertible promissory note for $12,500 with Svetlana Ogorodnikova. The note matures on February 19, 2016, 12% interest rate, and convertible at $0.10 per share. The current price at that date was $0.085, which is less than the conversion price. The stock price for our common stock as of December 31, 2015 was $0.40. Our common stock is thinly traded therefore our price, as management has determined, is not indicative of our valuation. In October 2015, the Company issued common stock for services to unrelated parties and the common stock was values at $0.20, therefore, the $0.20 was used for valuation purposes for this note. A beneficial conversion feature of $12,500 was recorded and subsequently amortized. The Company has recorded accrued interest of $986 as of June 30, 2018. On February 19, 2016, Ms. Ogorodnikova granted the Company an extension on the due date to June 30, 2016. On April 15, 2016, Ms. Ogorodnikova converted the principal of this promissory note into 125,000 shares of common stock. The accrued interest was not converted.

On November 1, 2016, the Company executed a collateralized secured promissory note with Eagle Equities, LLC (“Eagle”) for $25,000. The Company netted $23,000 due to legal fees of $2,000. The note has a conversion discount of 45% based on the lowest closing price of the 20 days prior to conversion. The Company recorded a debt discount of $25,000 and as of December 31, 2017, had recorded $25,000 of amortization. The note matures on November 1, 2017 and bears interest at 8%. On April 26, 2017, Eagle sold its convertible note to PureEnergy 714 LLC (“PureEnergy”) with no change in terms. As of June 30, 2018, there is $0 of accrued interest. On June 29, 2017, the Company issued 791,140 shares of common stock to PureEnergy for the conversion of $12,501. On July 19, 2017, the Company issued 748,934 shares of common stock to PureEnergy related to the conversion of $13,481.

On May 23, 2017, the Company executed a convertible promissory note with PureEnergy for $15,475. The note has a conversion discount of 45% based on the lowest closing price of the 20 days prior to conversion. The Company recorded a debt discount of $8,481. The note matures on February 23, 2018 and bears interest at 8%. On October 30, 2017, the balance of the note and the accrued interest was converted into 1,006,768 shares of common stock. See Note 8.

On May 10, 2017, the Company executed a convertible promissory note with Power Up for $75,000. The note has a conversion discount of 35% based on the lowest closing price of the 20 days prior to conversion. The note matures on February 23, 2018 and bears interest at 8%. On September 28, 2017, Pure Energy purchased the May 10, 2017 convertible promissory note between the Company and Power Up. The Power Up convertible promissory note was for $78,427. The Company and Pure Energy entered into a revised convertible promissory note to replace the Power Up convertible promissory note as stated below. On November 9, 2017, Pure Energy converted the entire note and accrued interest into 5,764,490 shares of common stock. See Note 8. On January 26, 2018, the Company issued to Pure Energy 1,933,848 shares of common stock in consideration of its conversion of a second convertible promissory note for $33,842 that the Company issued to Pure Energy on September 27, 2017 in conjunction with Pure Energy’s payoff of the May 10, 2017 Power Up convertible note.

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

Non-convertible Notes

On June 4, 2018, the Company borrowed $95,000 from Baytown Holdings, LLC, $10,000 of which was withheld as an original issue discount (“OID”) and the $85,000 of net proceeds of which was advanced to P2P   to fund working capital in connection with orders received by P2P (a cost method investee of the Company). The loan bears no interest, other than the OID and is due in full on September 5, 2018. Subsequent to year end, P2P has repaid the Company $95,000; and, the Company has repaid $95,000 to Baytown.

Effective with the Company’s purchase of the Valencia, Spain greenhouse on June 30, 2018, for which the Company committed to pay €4,000,000 (approximately US$4.7 million and paid €20,000 down, it committed to pay: (ii) €20,000 a month for 25 months, and (iii) €100,000 per month thereafter until paid in full. There is 0% interest on the first 25 monthly payments and the interest rate on the remaining balance is 5%. The note is due on June 30, 2023. The principal balance as of June 30, 2018, was $4,348,911.

In connection with the IRIE acquisition, the Company assumed a $100,000 Note, which bears no interest and is payable at the rate of $500 per month with the balance due on March 3, 2020. The principal balance was $93,000.

NOTE 8 – STOCKHOLDERS’ EQUITY

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

Common Stock

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

The Company made the following issuances during the year ended June 30, 2018 of shares recorded as issuable as of June 30, 2017, as disclosed in the June 30, 2017 subsequent events:

177,032 shares of common stock to Rene Velez

200,000 shares of common stock to Jason Edwards

596,163 shares of common stock to Michael Ostrander

400,000 shares of common stock to Jason Edwards

120,000 shares of common stock to a consultant of the Company

300,000 shares of common stock to Michael Ostrander

On June 30, 2017, 109,308,600 shares were outstanding. The following shares were issued from July 1, 2017 through June 30, 2018:

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

On August 28, 2017, the Company issued 1,061,500 shares of common stock to Christopher Sloan for services in August 2017 (661,500 shares) and for accrued expenses of $23,075 (400,000 shares of common stock). The shares were valued at $137,535.

On August 28, 2017, the Company issued 530,303 shares of common stock to Neil Dutson for services valued at $37,203.

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

On March 7, 2018, Neil Dutson acquired 909,090 shares of common stock for $100,000.

On March 7, 2018, Esteemed Consultants acquired 909,091 shares of common stock for $100,000.

On March 14, 2018, Rex Anthony Carrol acquired 272,727 shares of common stock for $30,000.

On March 15, 2018, Vision Concepts acquired 74,074 shares for $10,000.

In connection with its April 16, 2018 of Irie, effective April 1, 2018, the Company issued 8,118,886 shares of the Company’s common stock, valued at $998,62320, to Irie’s former owners. The purchase price is to be reduced if: (i) the Sellers’ aggregate pre-closing revenues for the year ending December 31, 2017, were less than $1,500,000 or (ii) the Buyer’s average monthly revenues resulting from the Acquisition of the Assets for the three months following closing are less than $120,000 per month. Additionally, 1,250,000 of the Shares were escrowed for four months following Closing as the Buyer’s security for: (i) any indemnification claims against the Sellers pursuant to the Agreement, or (ii) any pre-closing or post-closing revenue deficiency resulting in the purchase price reductions described above. In October 2018, the shares were released.

On June 11, 2018, JRKH Investments, LLC purchased 54,745 shares of common stock of the Company for a purchase price of $0.091 per share, for total proceeds of $5,000.

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

On April 3, 2018, Esteemed Consultants, Inc. acquired from the Company 1,000,000 shares of the Company’s common stock for a purchase price of $0.1775 per share, for total cash proceeds of $75,000.

On April 11, 2018, Kahn Family Partnership purchased 4,444,444 shares of common stock of the Company for a purchase price of $0.09 per share, for total proceeds of $400,000. On that date, the Company also issued to Kahn Family Partnership a warrant to acquire 4,444,444 shares of common stock at an exercise price of $0.13 per share. The warrant expires on April 11, 2020.

On April 30, 2018, the Company appointed Nevada State Senator Richard Segerblom as a member of the Company’s Board of Directors and issued to Senator Segerblom: (i) $50,000 in common stock to vest monthly for one year, with a value of $0.159 per share, for a total of 314,465 shares of common stock, and (ii) an eighteen-month warrant to acquire 500,000 shares of common stock at an exercise price of $0.10 per share.

On April 30, 2018, with an effective date of April 1, 2018, the Company entered into separate consulting agreements with Karen Lane and Ricky Potts, each of whom were owners of and senior executives for Irie. Pursuant to these two agreements, each agreed to continue to provide senior management services relating to the operation of Irie under the ownership of the Company for at least nine months. In connection with these two agreements, the Company granted to each 500,000 shares of common stock of the Company, vesting monthly over a period of nine months, with the vesting beginning on the effective date. The shares were valued at $61,500 for each based on the closing price of the stock on the most recent trading day prior to April 1, 2018. The Company also agreed to a total monthly compensation to each of $4,000 per month, payable using the Company’s common stock. The determination of the number of shares of stock will be calculated monthly based on the average of the OTC closing price based on the last five trading days of each month, as applicable. On June 30, 2018, the Company issued to each of Karen Lane and Ricky Potts 67,545 shares of common stock, 135,090 shares in total, in connection with each’s engagement to manage Irie in consideration for which each agreed to monthly compensation to each of $4,000 payable at the end of each calendar quarter in the Company’s common stock with the determination of the number of shares of stock calculated monthly based on the average of the OTC closing price based on the last five day of each month shares are earned.

On May 10, 2018, the Company appointed its CFO, Richard Groberg, as a member of the Company’s Board of Directors. In consideration of his appointment, the Company agreed to issue to Mr. Groberg’s entity: (1) $50,000 in common stock to vest monthly over a one-year period, at a value of $0.16 per share, for a total of 312,500 shares, and (2) an eighteen-month warrant to acquire 500,000 shares of common stock of the Company at an exercise price of $0.10 per share.

On May 14, 2018, the Company sold 1,250,000 shares to each Caesar Capital Group (“Caesar”) and Joseph W. and Patricia G Abrams Family Trust dtd 3/95 (“Abrams”), 2,500,000 shares in total, for $200,000 in total consideration, based on a per share price of $0.08.

On May 14, 2018, the Company issued to Caesar and Abrams 6,000,000 shares of the Company’s common stock (based on a value of $0.17 per share, or $995,400) in exchange for a 25% ownership interest in Cicero Transact Group, LLC (“Cicero”), a company that is launching an innovative, online business-to-business deal platform. The Company intends to work with Cicero in regard to opportunities in the cannabis industry.

Effective on June 1, 2018, the Company consummated a termination agreement with GME’s sellers in connection with GME’s sellers committed to return to the Company the 4,220,000 shares it previously issued to the sellers. Such shares have been cancelled.

On June 21, 2018, the Company issued 312,500 of the Company’s common stock to Joseph Abrams, an individual acting as an independent contractor, to serve as a member of the Company’s Advisory. Such shares, valued at $0.16 per share or $54,844 in total, shall vest monthly over one year.

On June 21, 2018, the Company issued 1,600,000 shares of common stock, at a value of $0.17 per share, or $264,160 subject to a leak-out agreement and a price adjustment if the average trading price of the Company’s common stock for the five days subsequent to the six-month anniversary of the consummation of this transaction does not exceed $0.25 per share, in connection with its acquisition of intellectual property relating (including an underlying patent pending application) to a proprietary formula for the compounding of a nutraceutical non-liquid to inhibit the accumulation of LDL cholesterol (and an underlying patent-pending application regarding the formula) developed by Healthy Discovery Associates Corp., a Florida corporation.

On June 30, 2018, the Company issued to Kahn Family Trust 160,000 shares of common stock in connection with services rendered in June 2018 valued at $27,008.

On June 30, 2018 the Company issued to each of Harvey Katz, Warm Family Revocable Trust and The Allan S. Kaplan Revocable Trust 50,000 shares of the Company's common stock, 150,000 shares in total, in connection with the appointment of each to the Company's advisory Board. Recipient Warm Family Revocable Trust directed the issuance of its 50,000 shares to Harvey Katz. Each issuance was valued at $8,440 based on the $0.17 closing price of the stock on June 29, 2018.

On June 30, 2017, the Company issued 15,125 shares of common stock at $0.10 per share in consideration of $2,042 in compensation earned through March 31, 2018 to Marianne Luzzo, a consultant to the Company.

On June 30, 2017, the Company issued 38,050 shares of common stock at $0.10 per share in consideration of $5,137 in compensation earned through March 31, 2018 to Silkia Ostrander, a consultant to the Company.

On June 30, 2017 the Company issued 70,446 shares of common stock to Enrique Sempere, a consultant assisting the Company with its greenhouse operations in Valencia, for which he agreed to quarterly compensation of $12,500 payable at the end of each calendar quarter in the Company’s common stock and with the determination of the number of shares of stock calculated monthly based on the average of the OTC closing price based on the last five day of each month shares are earned.

On June 30, 2018, the Company issued 500,000 shares of Common stock to Rodrigo Chavez, in connection with his April 1, 2018 engagement with the Company as a consultant. The shares vest 1/12 per month with the first vesting of April 30, 2018. The shares were valued at $67,500 based the closing price of $0.135 on the most recent trading day prior to April 1, 2018. On the same day the Company also issued 70,446 shares of common stock to Chavez valued at $12,505 in connection with April, May and June services rendered pursuant to his consulting engagement, for which he also agreed to monthly compensation of $4,167 in common stock with the determination of the number of shares of stock calculated monthly based on the average of the OTC closing price based on the last five day of each month shares are earned.

On June 30, 2018, the Company issued 300,000 shares of common stock at $0.1688 to Ozzie Guzman in connection with his engagement by the Company in a consulting role valued at $50,640.

On June 30, 2018, the Company issued 16,907 shares of common stock at $0.1688 to Trevor Hill, a consultant and former owner of Irie, in consideration of his services to the Company in those months valued at $1,000 per month, or $3,000 in total.

On June 30, 2018, the Company issued 20,834 shares at $0.135 of common stock to Chris Thompson in consideration of consulting services he performed during the Company’s third fiscal quarter; (ii) 64,300 shares of common stock to Marianne Luzzo in consideration of consulting services she performed during the Company’s fourth fiscal quarter, and (iii) 53,684 shares of common stock to Silkia Ostrander in consideration of consulting services she performed during the Company’s fourth fiscal quarter valued at $9,907.

As of June 30, 2018, 185,369,365 shares of common stock were outstanding.

Warrants

The following warrants were exercised during the fiscal year:

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

The following warrants were cancelled during the fiscal year:

On July 27, 2018, the Company agreed to sell to Paul T. Pelosi, Jr. 2,200,000 shares of the Company’s 144 common stock for the price of $38,500, $0.0175 per share, in consideration for which Pelosi agreed to: (1) cancellation and return of the previously issued to him and exercisable into 1,250,000 shares of Company common stock at $0.04 per share, and (2) the cancellation of the Company’s obligation to issue to him 850,000 shares of Company common stock.

The following warrants expired during the fiscal year:

A warrant to acquire 1,000,000 shares of common stock at $0.05 per share, issued in 2016 to Freedom Leaf Iberia, expired unexercised.

A warrant to acquire 1,000,00 shares of common stock at $0.05 per share, issued in 2016 to Freedom Leaf Iberia, expired unexercised.

For the year ended June 30, 2018, the Company issued the following warrants to acquire common stock:

On February 12, 2018, the Company issued 1,250,000 warrants for common stock to Paul Pelosi in lieu of a prior agreement for the Company to issue to Pelosi 1,250,000 options (see Note 12). The warrants have an exercise price of $0.04 and expire August 11, 2018.

On April 11, 2018, the Company also issued to Kahn Family Partnership a warrant to acquire 4,444,444 shares of common stock at an exercise price of $0.13 per share. The warrant expires on April 11, 2020.

On April 30, 2018, the Company appointed Nevada State Senator Richard Segerblom as a member of the Company’s Board of Directors and issued to Senator Segerblom an eighteen-month warrant to acquire 500,000 shares of common stock at an exercise price of $0.10 per share.

On May 10, 2018, the Company appointed its CFO, Richard Groberg, as a member of the Company’s Board of Directors. In consideration of his appointment, the Company agreed to issue to Mr. Groberg’ s entity an eighteen-month warrant to acquire 500,000 shares of common stock of the Company at an exercise price of $0.10 per share.

On May 15, 2018, the Company issued to Richard Cowan, a former director and related party, a warrant, exercisable between July 1, 2018 and November 15, 2019 at an exercise price of $0.01 per share, into 1,000,000 shares of Company common stock in connection with: (i) the Company’s issuance to Cowan a License Agreement that grants him exclusive licensee distribution rights to the Freedom Leaf Inc magazine, as well as other “Freedom Leaf” branded merchandise and services. In consideration of such license and (ii) Cowan’s cancellation of $240,000 of payables owed to him by the Company.

As of June 30, 2018, warrants to acquire 7,494,444 shares of common stock were outstanding.

	June 30, 2018	June 30 2017	Warrants Inception Date
Expected volatility	260%	231%	193% - 261%
Expected dividends	–	–	–
Expected term	2 - 9 months	21 months	0.25 - 1.76
Risk-free interest rate	1.93%	1.15%	0.98% - 1.82%

A summary of the status of the options and warrants granted as at June 30, 2017 and 2016, and changes during the years then ended is presented below:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining
	Number of	Price per	Life
	Warrants	Share	(Years)
Outstanding at June 30, 2017	4,618,167
Granted	7,694,444	$0.13
Exercised	(268,167)	$0.06
Cancelled	(3,250,000)	$0.05
Outstanding at June 30, 2018	8,794,444	$0.12	1.53
Exercisable at June 30, 2018	7,794,444	$0.10	1.73

 A summary of the status of the warrants outstanding at June 30, 2018 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price

$0.01 – $0.09	2,200,000	1.89 years	2,200,000	$ 0.05
$0.01 – $0.09	5,594,444	1.66 years	5,594,444	$ 0.12
$0.01 – $0.09	1,000,000	–	–	–

$0.01 – $0.29	8,794,444	1.53 years	7,794,444	$ 0.10

Stock Option Plan

On June 27, 2016, the Board of Directors approved the 2016 Stock Option Plan which has reserved 10,000,000 shares of common stock.

NOTE 9 – REVENUE CLASSES

Selected financial information for the Company’s operating revenue classes as of June 30, 2018 and 2017, are as follows:

	For the years ended
Revenues:	June 30,
	2018	2017
Magazine related	$9,484	$39,161
Referral fees	–	10,054
Licensing fees	–	750,000
Product sales	401,788	–
Equipment sales commissions	–	18,242
Total	$411,272	$817,457

	For the years ended
Direct costs of revenue:	June 30,
	2018	2017
Magazine related	$89,518	$124,290
Referral fees	–	–
Licensing fees	–	–
Product sales	211,695	–
Equipment sales commissions	–	–
Total	$311,213	$124,290

The Company’s four revenue classes are magazine related, referral fees, licensing fees (see Note 2), product sales and equipment sales commissions (see Note 2).

NOTE 10 – INCOME TAX

As of June 30, 2018, and 2017, the Company has net operating loss carry forwards of $4,594,669 and $3,196,453, respectively. The carry forwards expire through the year 2038. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to loss before taxes for year 2018 and 34% to loss before taxes for fiscal year 2017), as follows:

	For the Years Ended
	June 30,
	2018	2017

Tax expense (benefit) at the statutory rate	$972,021	$(309,621)
State income taxes, net of federal income tax benefit	–	(134)
Change in valuation allowance	(972,021)	309,755

Total	$–	$–

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax years 2014 through 2018 remain subject to examination by federal agencies and other jurisdictions in which it operates.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at June 30, 2018 and 2017, respectively, are as follows:

	June 30,
	2018	2017

Deferred tax assets:
Net operating loss carryforward	$1,398,216	$1,073,183
Timing differences	906,968	908,366
Total gross deferred tax assets	2,305,184	1,981,549
Less: Deferred tax asset valuation allowance	(2,305,184)	(1,981,549)

Total net deferred taxes	$–	$–

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2018 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $2,305,184 and $1,981,549 as of June 30, 2018 and 2017, respectively.

NOTE 11 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the FDIC. No amounts exceeded federally insured limits as of June 30, 2018. There have been no losses in these accounts through June 30, 2018.

Concentration of Revenue

In 2018, the Company had six customers that made up 64.9% or more of its revenue. In 2017, the Company had three customers that made up 90.3% of its revenue.

Concentration of Supplier

The Company does not rely on any particular suppliers for its services.

Concentration of Intellectual Property

The Company owns or has filed for the trademarks “Freedom Leaf,” “Hemp Inspired,” “Cannabizu,” and “Cannabiz” as filed with the United States Patent and Trademark Office. The Company has filed for “Freedom Leaf” in Jamaica and Uruguay.

NOTE 12 – OTHER RECEIVABLES

The Company has three licensing agreements with the following: FLNL, FLI and BBDHS (see Note 2). The net present value, per entity, as would be recorded in Other Receivables, was written off in fiscal year 2018.

NOTE 13 – INTANGIBLE ASSETS

Intangible assets at June 30, 2018 and 2017 consisted of the following:

	June 30, 2018	June 30, 2017
Websites and other intangible assets	$519,923	$12,245
Trademarks and trade names	342,682	–
Customer relationships	712,000	–
Patents and intellectual property	264,160	–
Total intangible assets	1,838,765	12,245
Accumulated amortization	(316,191)	(1,425)
Intangible assets, net	$1,522,574	$10,820

The amortization expense for the years ended August 31, 2018 and 2017, was $332,964 and $741, respectively.

The following table presents the amortization for the next five years:

2018	$691,788
2019	477,884
2020	148,603
2021	89,165
2022 and thereafter	115,134
Total	$1,522,574

NOTE 14 – DERIVATIVES

Embedded Conversion Option Derivatives

Due to the conversion terms of certain promissory notes (see Note 7), the embedded conversion options met the criteria to be bifurcated and presented as derivative liabilities. The Company calculated the estimated fair values of the liabilities for embedded conversion option derivative instruments at the original note inception date and as of June 30, 2018 using the Black-Scholes option pricing model using the share prices of the Company’s stock on the dates of valuation and using the following ranges for volatility, expected term and the risk-free interest rate at each respective valuation date, no dividend has been assumed for any of the periods:

	Note Inception Date	June 30, 2018

Volatility	170% - 232%	0%
Expected Term	0.75 - 0.83 years	0 years
Risk Free Interest Rate	1.07% - 1.18%	0.00%

The following reflects the initial fair value on the note inception date and changes in fair value through June 30, 2018:

Note inception date fair value allocated to debt discount	$122,500
Change in fair value in 2016	(122,500)
Embedded conversion option derivative liability fair value on June 30, 2016	–
Note inception date fair value allocated to debt discount	163,000
Note modifications adjustment	(54,927)
Change in fair value in 2017	(55,316)
Embedded conversion option derivative liability fair value on June 30, 2017	52,757
Note inception date fair value allocated to debt discount	118,228
Change in fair value in 2018	(170,985)
Embedded conversion option derivative liability fair value on June 30, 2018	$–

NOTE 15 – INVENTORY

Inventories at June 30, 2018 and 2017 consisted of the following:

	June 30,	June 30,
	2018	2017
Work in process	$126,047	$–
Finished goods	111,681	–
Allowance for inventory obsolescence	(36,039)	–
Total inventory	$201,689	$–

NOTE 16 – PROPERTY AND EQUIPMENT

Property and equipment June 30, 2018 and 2017 consisted of the following:

	June 30,
	2018	2017
Property and equipment	$1,874,480	$–
Furniture and office equipment	173,500	–
Land	630,805	–
Building	2,170,963	–
Total fixed assets	4,849,748	–
Accumulated depreciation	(63,698)	–
Total fixed assets, net	$4,786,050	$–

Depreciation expense for the years ended June 30, 2018 and 2017 was $63,698 and $-0-, respectively.

NOTE 17 – INVESTMENTS

On January 18, 2016, the Company and Plants to Paper, LLC (“PTP”), a New Jersey limited liability company, executed an Incubation Agreement. PTP owned the patent pending application 62/245,153 (the “Patent”) with the title being “Rolling Papers and Blunt Wraps made from 100% Marijuana.” PTP agreed to transfer its ownership rights in the patent application to the Company, as well as PTP’s Medical Marijuana / Cannabis/Hemp Industry Incubator program. The Company agreed to supply management services and to fund the early stage development of PTP. The Incubation Agreement was for a period of twelve months. PTP will provide the Company with 20% of the outstanding membership shares of PTP in exchange for its services. The costs of patent registrations in the United States and other countries will be the liability of PTP. On February 1, 2017, the Agreement was modified for the following items: a) to provide 25% of the outstanding membership shares of PTP; b) require that the Patent be assigned to PTP; and c) acknowledge that the ownership rights have not been transferred to the Company as of that date. To date, ownership rights have not been transferred.  This agreement expired on January 18, 2017.  The Company made no investment in PTP and recorded no investment in that entity.

The Company has investments of $995,400 and $0 at June 30, 2018 and 2017, respectively. The investment at June 30, 2018 relates to the 25% investment in Cicero Transact Group, LLC, a company that is launching an innovative, online business-to-business deal platform. As of June 30, 2018, Cicero Transact Group, LLC had incurred nominal expenditures and had generated no revenues. Its formal development efforts commenced in July 2018. See Notes 8 and 18.

NOTE 18 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements, except as stated herein.

On July 12, 2018, the Company sold 560,000 shares of common stock to Vista Capital Investment, LLC at a per share price of $0.125, or total proceeds of $70,000.

On July 16, 2018, the Company issued 33,085 shares of common stock (vesting 1/12 per month with first vesting on July 31, 2018), at an aggregate value of $5,000 to Laurence Ruhe in partial consideration of his employment with the Company.

On July 18, 2018, the Company issued 40,178 shares of S-8 common stock valued at that day’s closing price of $0.129425 to Lakeport Business Services in consideration for accounting services.

On July 2, 2018 the Company issued 240,00 shares of common stock valued at $36,000 based on the closing price on that day of $0.15 and vesting 1/12 per month with first vesting on July 31, 2018, to Richard Bolandz in connection with his consulting engagement with the Company.

The Company, on July 15, 2108 sold 1,500,000 shares of the Company’s common stock to Neil Dutson at $0.1166 per share for which he: (i) paid the Company $50,000 in cash and (ii) granted to the Company of an option on the 5-acre property in North Vegas valued at $125,000. If exercised, the option, exercisable for four months, will apply toward a down payment total of $625,000 toward the total purchase price of $1,625,000 to acquire a parcel of land in North Las Vegas that the Company seeks to acquire and build out for various operating and corporate uses. In connection with the exercise of the option and purchase of the land, Dutson has agreed to hold a mortgage of $1,000,000 million payable in eight quarterly installments of principal plus interest at 8.0%, in either (at the Company’s option): (i) cash or (ii) Company common stock (at the lower of: (a) VWAP for prior 5 days or (b) $0.25).

On July 27, 2018, the Company sold 2,200,000 shares of common stock for the price of $38,500, $0.0175 per share to Paul T. Pelosi Jr in partial consideration for which Pelosi: (i) cancelled and returned to the Company a Warrant previously issued to him and exercisable into 1,250,000 shares of Company common stock at $0.04 per share and (ii) permitted the cancellation of the Company’s obligation to issue to him 850,000 shares of Company common stock originally granted to him in connection with his appointment as the Company’s Board Chairman on October 31, 2017.

On July 17, 2018, the Company sold 100,000 shares, 200,000 shares in total, for the total price of $25,000, $0.125 per share, to each of Messers. Michael Woloshin & Joseph Abrams.

On July 26, 2018, the Company issued 3,000,000 Shares of the common stock valued at $750,000, or $0.25 cents per share with a true-up in six months, to Messers. Michael Woloshin & Joseph Abrams (existing stockholders and owners of the Company’s 25%-owned Cicero Transact Group, LLC), in return of a 25% ownership interest in Cicero Platform Group LLC, a crypto-currency company. The closing stock price on that date was $0.125 per share, valuing the shares issued @ $375,00. In addition to its ownership interest in Cicero Platform Group LLC, the Company will receive a minimum of 1,000,000 tokens or 50% of the tokens awarded to the Cicero Platform Group LLC, the expectation is FL will receive from 1.0 to 3.0 million tokens.  FL will also receive 50% of any transaction fees of the purchase of tokens.  Other products and services may be added to the company.  The Company intends to use the tokens to create contests, incentives for selling different products. As with the purchase of 25% of Cicero Transact Group LLC, the Company is not obligated to invest any cash for operating or development costs.

On July 26, 2018, the Company acquired 100% of the membership interests of Tierra Science Global, LLC (“Tierra Science Global”), a nutraceutical business, for which it: (i) issued to that Company’s owners 2,000,000 shares of the Company’s common stock, valued at $246,000 based on the closing price of the common stock on that day and (ii) entered into employment agreements with the Company’s principal executives. Tierra formed in August of 2017has generated sales during calendar 2018 to-date of approximately $400,000. The Company intends to expand Tierra’s product offering to include various cannabidiol products branded as “powered by Freedom Leaf.

On August 2, 2018, the Company issued 35,550 shares of common stock at an agreed price per share of $0.10 per share, to Jonathan Rathmann in consideration of $3,550 of services provided.

On August 3, 2018 the Company sold 121,212 shares of common stock to Robbie Rosenfeld at $0 .0825 per share, or $10,000 in total.

On August 3, 2018 the Company sold 121,212 shares of common stock to Karen Lane at $0 .0825 per share, or $10,000 in total.

On July 31, 2018, the Company issued 41,855 shares of common stock at a price per share of $0.119, based on the average closing price the last five trading days of July, in consideration of consulting services provided by Richard Bolandz valued at $5,000.

On July 31, 2018, the company issued 406,393 shares of common stock, at a price per share of $0.119, based on the average closing price the last five trading days of July, to Reliable Steel in consideration of open invoices from services provided through calendar 2018 to date totaling $48,360.79.

On July 30, 2018, the Company issued 8,403 shares of common stock at prices ranging from $0.163 to $0.179, based on the average closing price the last five days of July 2018 to Trevor Hill, a consultant and former owner of Irie, in consideration of his services to the Company in July valued at $1,000 per month.

On August 14, 2018, the Company issued 34,630 shares of common stock, at an agreed price per share of $0.135 per share, to Lance Brunson in consideration of $4,675 of legal services provided.

On August 20, 2018, the Company issued 17,361 shares of common stock, at an agreed price of $0.12 per share, to Enrique Sempere in consideration of $2,083.33 of services provided.

On September 3, 2017 the Company issued 62,972 and 61,207 shares of common stock, respectively, (124,179 shares in total) to NuAxon BioScience, Inc. in consideration of $10,000 per month of April and May 2018 consulting services. Both issuances were based on the average closing price of the stock the last five trading days of the respective month.

On September 5, 2018, the Company, and a cannabis-focused Private Equity Fund, Merida Capital Partners II, LP, (the “Merida”) agreed that Merida would send the Company $250,000 (the “Deposit Amount”) as a deposit towards a potential purchase of Company common stock under a non-binding Term Sheet (the “Term Sheet”), and if the full purchase contemplated under the Term Sheet was not consummated on or prior to September 17, 2018 (the “Reference Date”), the Company would issue to the Investor: (i) a number of shares of Company common stock (the “Purchased Shares”) equal to the Deposit Amount divided by a 20% discount to the Company’s volume-weighted average price (“VWAP”) for the 30-day period ending on the day prior to the Reference Date; (ii) a three-year warrant to purchase the same number of shares of Company common stock at an exercise price of 120% of the VWAP on the Reference Date, and (iii) a three-year warrant to purchase the same number of shares of Company common stock at an exercise price of 165% of the VWAP on the Reference Date On September 5, 2018 Merida sent the Deposit Amount to the Company. On September 28, 2018, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Merida and seven other investors (Merida and the seven other investors collectively the “Investors”), which superseded the September 5th Agreement. Pursuant to the Securities Purchase Agreement, the Investors agreed to purchase, for an aggregate purchase price of $3,000,000 (the “Purchase Price”): (i) 25,000,000 shares of the Company’s common stock (the “Common Shares”), and (ii) three-year, non-cashless warrants to acquire 25,000,000 shares of the Company’s common stock at $0.18/share (the “Warrants”). Additionally, for leading the syndicate and providing 68% of the funds in the offering, Merida received a three-year, non-cashless warrants to acquire 17,000,000 shares of the Company’s common stock at $0.25/share (the “Bonus Warrants”). The Securities Purchase Agreement contains various affirmative covenants that require the Company to, among other things, timely file all reports with the United States Securities and Exchange Commission (the “Commission”); provide the Investors with copies of the Company’s Commission reports and press releases; reimburse Merida $17,500 for legal fees and expenses associated with the transaction; reserve shares of common stock for issuance upon exercise of the Warrants and Bonus Warrants; provide Merida a right of first refusal for future offerings; enter into a consulting agreement with Merida prior to 30 days following closing on terms amenable to the Company and Merida; maintain the Company’s DTC eligibility, and take all necessary action to appoint two nominees of Merida as members of the Company’s Board of Directors. On October 2, 2018, the Company received $2,75 million of cash related to this transaction and converted the Deposit Amount in consideration of the 25,000,000 shares.

On September 24, 2018, the Company issues 37,392 shares of common stock, at a price per share of $0.15, based on the closing price on that day, to Mark Newbauer in consideration of open invoices from various public relations services provided through in July and August of 2018 totaling $6,050.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective March 21, 2018, the Company dismissed Green & Company CPA’s, Inc. (the “Former Accounting Firm”) as its independent registered public accounting firm. The change in independent registered public accounting firm was not the result of any disagreement with the Former Accounting Firm. On March 21, 2018, the Company dismissed the Former Accounting Firm as its independent registered public accounting firm effective on that date. The report of the Former Accounting Firm on the Company’s financial statements as of and for the years ended June 30, 2017 and 2016, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles except as set forth in subparagraph (iii) below. The report of the Former Accounting Firm on the Company’s financial statements as of and for the years ended June 30, 2017 and 2016, contained an explanatory paragraph, which noted that there was substantial doubt as to the Company’s ability to continue as a going concern as the Company has incurred net losses since inception and uncertain conditions exist which the Company faces relative to its obtaining capital in the equity markets. The Company’s Board made the decision to change independent accountants, acting under authority delegated to it, and approved the change of the independent accountants at a meeting on March 19, 2018. During the fiscal years ending June 30, 2017 and 2016, and during the interim period through March 21, 2018, there (i) have been no disagreements with the Former Accounting Firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Accounting Firm, would have caused the Former Accounting Firm to make reference to the subject matter of such disagreements in its reports on the financial statements for such years and (ii) were no reportable events of the kind referenced in Item 304(a)(1)(v) of Regulation S-K.

On or about March 22, 2018, the Company engaged Sadler, Gibb & Associates, LLC (the “New Accounting Firm”) as its independent registered public accounting for the year ended June 30, 2018. At the time of the engagement, we had not consulted with the New Accounting Firm during our two most recent fiscal years or during any subsequent interim period prior to March 22, 2018, regarding (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on our financial statements and neither a written report was provided to us nor oral advice was provided that the New Accounting Firm concluded was an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (iii) any matter that was either the subject of disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (within the meaning of Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean the company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified. Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

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

In evaluating the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018, management used the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the criteria established by COSO, management (with the participation of the CEO and CFO) identified the following material weaknesses in the Company’s internal control over financial reporting as of June 30, 2018, which arose from the limited number of number of staff at the Company and the inability to achieve proper segregation of duties:

○	The Company lacked effective controls for ensuring the accuracy of reporting over significant account balances, including the review, approval, and documentation of related transactions and account reconciliations and other complex accounting procedures.

○	The Company lacked effective controls because a majority of its Directors are not independent.

As a result of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2018, based on the criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to persons who are serving as Directors and officers of the Company. Each Director holds office until the next annual meeting of stockholders or until his successor has been elected and qualified.

Name	Age	Position

Clifford J. Perry	65	Chief Executive Officer, Treasurer & Director (1)
Raymond P. Medeiros	69	Executive Vice President, Secretary & Director (2)
Paul F. Pelosi Jr	49	Director (Chairman) (3)
Richard Segerblom	70	Director (4)
Richard Groberg	60	Chief Financial Officer & Director (5)

(1)	Appointed as Director on November 6, 2014. Appointed as CEO and Treasurer on March 1, 2015.

Director

(2)	Appointed on January 22, 2015.
(3)	Appointed October 31, 2017.
(4)	Appointed on April 30, 2018.
(5)	Appointed as Director on May 10, 2018. Appointed as CFO on January 18, 2018.

Biographies of Directors and Officers

The following is a brief account of the education and business experience during at least the past five years of each Director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Clifford J. Perry – Chief Executive Officer, Treasurer and Director

Mr. Perry, co-founder, chief executive officer, and Director, has an extensive entrepreneurial background owning a number of Master Franchise operations with major franchisors, such as The Crab House and Cinnabon. He also took a real estate seminar company from $0 in revenue to over $3 million in gross revenues within one year. In 2009, for that year only, he was Executive Vice President of Business Development for the first U.S. public company in the Marijuana Industry, Medical Marijuana, Inc. (MJNA). He created the first revenue source for Medical Marijuana, Inc., utilizing his expertise in educational training seminars, branding, licensing and event planning to develop and produce the “National Medical Marijuana Educational Expo.” Mr. Perry has been consulting to companies in this space since 2009.  Mr. Perry has, over his business career, been either a consultant or a principle, involved in Franchising, Licensing, Network Marketing, Trademark, Copyright & Patents, Print, Indoor/Outdoor/Digital Advertising, Telephony, Hotel, Resort, Restaurant, Hospitality, Nightclub, Event Production, Concert Promotion, Video & Film Production, Business Aviation, Luxury and High Performance Auto Restoration, Oil & Gas, Mining, Shipping, Counter Trade, Traditional, Alternative & Complimentary Healthcare, Non-Profit Fundraising.

Raymond P. Mederios – Executive Vice President, Secretary and Director

Raymond P. Mederios, Executive Vice President Director and Secretary, is an experienced entrepreneur and marketing executive, has focused on successfully investing in the turnaround of financially troubled companies and has founded several start-up companies. Mr. Medeiros has managed many facets of operating a successful business including: operations, finance, human relations, sales and marketing in retail, import, manufacturing, hospitality, financial services and computer technology. Mr. Mederios was involved with Runco International (www.runco.com), a high technology consumer manufacturer, as a Senior Executive for nearly eight years. Mr. Medeiros reported to, and worked with, the CEO, to develop company strategy and manage IT. Additionally, he advised the Vice President of Marketing, and had oversight over the finance and legal operations. The company was sold to a public company, Planar Systems, Inc. In 1992, Medeiros founded NewGate Internet, a pioneer Internet company, which was one of the first companies to market on the Internet and effectively assisted companies, such as the Gap and LEGO, to use the Internet to brand themselves. NewGate was recognized as an industry leader in paid search for online retailers. In 2006, it was sold to iCrossing (www.icrossing.com), a Hearst Corporation. Over the past 40 years, Mr. Medeiros has worked with a number of non-profit organizations as a volunteer and/or board member. In 2012, he founded a new non-profit called Business Cares to match non-profits with businesses developing creative projects that benefit both organizations: raising funds for the non-profit and goodwill for the business. He holds a BS in Business Administration with an emphasis in Marketing from Kent State University.

Richard Groberg – Chief Financial Officer and Director

Richard. Groberg, CFO and Director, is a senior and accomplished operating and financial executive with a long and successful track record of company: (i) turn arounds and (ii) management of high-growth, multi-divisional/multi-location business- all while directing/completing complex financial transactions. Mr. Groberg's cumulative track record of public and private capital raises (both equity and debt) plus M&A transactions exceeds $2.6 billion across several decades. His engineered, deal closings span the entire spectrum of credit worthiness: from prepackaged bankruptcies to mezzanine offerings and private equity raises. Mr. Groberg has an M.B.A. in Finance from Fordham University and a B.A. in English from Emory University.

Paul F. Pelosi, Jr. – Director, Board Chairman

Paul F. Pelosi, Jr., Board Chairman, has many years’ experience advising emerging companies in the areas of corporate governance, business development sustainability and public policy. He graduated Cum Laude from Georgetown University with BA History and a JD/MBA emphasizing International Business. Mr. Pelosi is a member of the California State Bar and a licensed Real Estate Broker. Mr. Pelosi is a sought-after consultant on public–private partnerships and strategy. Mr. Pelosi also currently serves as the Executive Director of Corporate Governance Initiative, a non-profit group committed to assisting people regarding transparency, capitalism and building sustainable organization that consider all stakeholders. Previously, Mr. Pelosi advised NASA Ames Research Center, Air Patrol Corporation and other organizations to promote sustainable development and business development. Mr. Pelosi served many years with Bank of America Securities, Bank of America Countrywide and  Morgan - Chase Manhattan, where he worked in Corporate Finance, Institutional Sales, and the Residential Mortgage Industry.

Richard Segerblom - Director

Richard Segerblom, Director, currently serves as a State Senator in Nevada. Senator Tick Segerblom is the author of Nevada's Medical Marijuana law, SB 374, which was adopted by the 2013 legislature. He served as Co-Chair Nevada's recreational marijuana initiative - Treat Marijuana Like Alcohol, which passed in November of 2016, with 55% of the vote. As Chair of the Senate Judiciary Committee he authored Nevada's first hemp bill in 2015. Under Senator Segerblom's leadership in 2017 that law was dramatically expanded to allow our hemp industry to flourish and prosper. Segerblom, a fourth generation Nevada legislator, has served in the State Senate since 2012 and previously served in the State Assembly from 2006 to 2012. He served in the White House under President Carter and was State Chair of the Nevada Democratic Party from 1990-94. In his private practice Senator Segerblom represents employees and unions and has been recognized as one of Nevada's top employment lawyers since 1993. He graduated from Pomona College in 1971 and received his law degree from the University of Denver in 1975. He is a member of the Nevada, Colorado and California bars.

There are no family relationships among any of our Directors and executive officers.

Our Directors are elected at the annual meeting of the stockholders, with vacancies filled by the Board of Directors, and serve until their successors are elected and qualified, or their earlier resignation or removal. Officers are appointed by the board of Directors and serve at the discretion of the board of Directors or until their earlier resignation or removal. Any action required can be taken at any annual or special meeting of stockholders of the corporation which may be taken without a meeting, without prior notice and without a vote, if consent of consents in writing setting forth the action so taken, shall be signed by the holders of the outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted and shall be delivered to the corporation by delivery to its registered office, its principle place of business, or an officer or agent of the corporation having custody of the book in which the proceedings of meetings are recorded.

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

Director Compensation

During the fiscal year ended June 30, 2017, we did not have an independent Director. Directors that were employees were not paid any fees for their role as Director. The two independent Directors appointed during the fiscal year ended June 20, 2018 each were compensated with the grant of equity consideration.

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

Directors’ and Officers’ Liability Insurance

Freedom Leaf currently does not have Directors’ and officers’ liability insurance insuring our Directors and officers against liability for acts or omissions in their capacities as Directors or officers.

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

Board Leadership Structure and the Board’s Role in Risk Oversight.

The Company this past fiscal year has separated the roles of Chief Executive Officer (“CEO”) and Chairman of the Board in recognition of the differences between the two roles. The CEO is responsible for setting the Company’s strategic direction, providing leadership and driving the performance of the Company, while the Chairman of the Board provides guidance to the CEO, sets the agenda for Board meetings and presides over meetings of the full Board. In light of the industry experience and management expertise of Paul Pelosi, our Chairman, and the extensive experience and dynamic leadership of Clifford Perry, our CEO, the Board feels that this structure continues to be appropriate for the Company.

The Board of Directors does not have a specific role in risk oversight of the Company. The President and Chief Executive Officer and other executive officers and employees of the Company provide the Board of Directors with information regarding the Company’s risks.

Item 11. Executive Compensation.

The table below sets forth, for our last two fiscal years, the compensation earned by Clifford J. Perry, our Director (from November 6, 2014 through June 30, 2018) and as our chief executive officer and chief financial officer (from March 1, 2015 through June 30, 2018); Raymond P. Medeiros, our Director and Executive Vice President (from January 22, 2015 through June 30, 2018), and Richard Groberg, our CFO from January 1, 2018 through June 30, 2018. The Company has not executed any employment agreements with any executive other than Groberg.

Name and			Deferred Compen-		Stock		Option and Warrant	All Other Compen-
Principal Position	Year	Salary	sation	Bonus	Awards		Awards	sation	Total
Clifford J. Perry, Chief Executive Officer, and Director (1)	2018	$55,996	$31,904	-	-		-	-	-
	2017	$-	$90,000	$–	$–		$–	$–	$90,000
	2016	$–	$22,500	$–	$–		$–	$–	$22,500

Raymond P. Medeiros, SVP and Director (2)	2018	-	63,000
	2017	$–	$42,000	$–	$–		$–	$–	$42,000
	2016	$–	$10,500	$–	$–		$–	$–	$10,500

Richard Groberg, CFO and Director (3)	2018					$228,278

Paul F. Pelosi, Jr., Director (4)						$26,265

Richard Segerblom, Director (5)						$49,623

(1)	Mr. Perry was appointed as Director on November 6, 2014. On March 1, 2105, he was appointed as CEO and CFO.

(2)	Mr. Medeiros was appointed as EVP and Director on January 22, 2015.
(3)	Mr. Groberg was appointed as CFO on January 1, 2018 and as a Director on May 12, 2018.
(4)	Mr. Pelosi was appointed as a Director and Board Chairman on October 31, 2018.
(5)	Senator Segerblom was appointed as a Director on April 30, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of the Company’s common stock (and preferred stock) as of June 30, 2018, for (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each Director, and (iv) all of our officers and Directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 3571 E. Sunset Road, Suite 420, Las Vegas, Nevada 89120.

		Amount &
		Nature
		of Beneficial	Percent of
Title of Class	Name of Beneficial Owners	Ownership (1)	Class (2)

Common stock, $0.001 par value	Richard C. Cowan (3)	31,259,971	16.9%
Common stock, $0.001 par value	Clifford J. Perry (4)	22,407,789	12.1%
Common stock, $0.001 par value	Raymond P. Medeiros (5)	10,398,516	5.6%
Common stock, $0.001 par value	Richard Groberg (6)	1,712,500	0.9%
Common stock, $0.001 par value	Paul F. Pelosi, Jr. (7)	2,867,000	1.5%
Common stock, $0.001 par value	Richard Segerblom (8)	314,465	0.2%
Common stock, $0.001 par value	All officers and Directors as a Group	42,044,032	37.2%

Series A preferred stock, $0.001 par value	Richard C. Cowan (3)	264,010	27.8%
Series A preferred stock, $0.001 par value	Clifford J. Perry (4)	684,012	72.2%

Series A preferred stock, $0.001 par value	All officers and Directors as a Group	948,022	100%

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power to the shares of the Company's common stock.
(2) As of June 30, 2018, a total of 185,169,650 shares of the Company's common stock are considered to be outstanding (includes issuable) pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner listed, any options exercisable within 60 days have been also included for purposes of calculating their percent of class.
(3) Former Director and officer.
(4) Director and officer.
(5) Director and officer
(6) Director and officer
(7) Director
(8) Director

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Richard C. Cowan a former Director and officer of the Company, has payables and accruals due to him of $15,485.47 and $269,225 as of June 30, 2018 and June 30, 2017, respectively.

Clifford J. Perry (“Perry”), Chief Executive officer, Chief Financial Officer, and a Director of the Company, has payables and accruals due to him of $32,813 and $133,944 as of June 30, 2018 and June 30, 2017, respectively. On July 31, 2017, the Company issued 5,784,061 shares of common stock to Cliff Perry for accrued compensation of $112,500.

Raymond P. Medeiros (“Medeiros”), a Director of the Company, has payables and accruals due to him of $63,000 and $52,500 as of June 30, 2018 and June 30, 2017, respectively. On July 31, 2017, the Company issued 2,699,228 shares of common stock to Raymond Medeiros for accrued compensation of $52,500.

On October 31, 2017, the Company issued 850,000 shares of common stock to Paul F. Pelosi, Jr. (“Pelosi”), in regard to his appointment as Chairman of the Board on November 1, 2017, for compensation for the period November 1, 2017 through January 31, 2018. The Company was obligated to issue on February 1, 2018, an additional 1,250,000 options for common stock with an exercise price of $0.04, with an expiration date eighteen months after the issuance. On February 12, 2018, the Company issued 1,250,000 warrants for common stock to Paul Pelosi in satisfaction of this obligation. The warrants have an exercise price of $0.04 and expire August 11, 2018 (see Note 12). On November 10, 2017, the Company sold 967,000 shares of common stock to Pelosi for $14,500, based on a per share price of $0.01499. On January 18, 2018, Pelosi purchased 1,050,000 shares of common stock for $21,000. On July 27, 2018, the Company agreed to sell to Paul T. Pelosi Jr Two Million Two Hundred Thousand (2,200,000) shares of the Company’s 144 common stock for the price of Thirty Eight Thousand dollars ($38,500), $0.0175 per share, in consideration for which Pelosi agreed to: (1) cancellation and return of the previously issued to him and exercisable into 1,250,000 shares of Company common stock at $0.04 per share and (2) the cancellation of the Company’s obligation to issue to him 850,000 shares of Company common stock.

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

Director Independence

We currently do have two independent Directors, one of whom serves as the Company Chairman, as the term “independent” is defined in Section 803A of the NYSE Amex LLC Company Guide. Since the Over the Counter Pink (“OTCPK”) does not have rules regarding Director independence, the Board makes its determination as to Director independence based on the definition of “independence” as defined under the rules of the New York Stock Exchange (“NYSE”) and American Stock Exchange (“Amex”).

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed by our principal independent accountants for the years indicated, for the categories of services indicated.

	Years Ended June 30,
Category	2018	2017
Audit Fees	$27,500	$22,500
Audit Subsequent Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total	$27,500	$22,500

On March 22, 2018, 2018, the Company engaged Sadler, Gibb & Associates, LLC (“Sadler Gibb”) as its new registered independent public accountant, replacing its prior accountant Green & Company, CPAs (“Green”), which had served in that role since May 4, 2015. Prior to Sadler Gibb’s engagement, we did not consult with Sadler Gibb regarding: (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by Green, in either case where  written or oral advice provided by Green would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

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

/s/ Clifford J. Perry	October 15, 2018
Clifford J. Perry, Principal Executive Officer	Date

/s/ Richard Groberg	October 15, 2018
Richard Groberg, Principal Accounting Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Clifford J. Perry	October 15, 2018
Clifford J. Perry, Director	Date

/s/ Raymond P. Medeiros	October 15, 2018
Raymond P. Medeiros, Director	Date

/s/ Paul P. Pelosi, Jr.	October 15, 2018
Paul P. Pelosi, Jr., Director	Date

/s/ Richard Segerblom	October 15, 2018
Richard Segerblom, Director	Date

