Form 10-Q
period 2018-09-30
Freedom Leaf Inc.
filed 2018-11-19
CIK 1581545

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-55687

FREEDOM LEAF INC.

(Exact name of Registrant as specified in its charter)

Nevada	46-2093679
(State of incorporation)	(IRS Employer ID Number)

3571 E. Sunset Road, Suite 420

Las Vegas, Nevada 89120

877-442-0411

(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As November 19, 2018, there were 221,588,236 shares of common stock, par value $0.001 per share issued, issuable, and outstanding.

FREEDOM LEAF INC.

FORM 10-Q

SEPTEMBER 30, 2018

i

PART I – FINANCIAL INFORMATION

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FREEDOM LEAF INC.

and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2018	2017
	(Unaudited)
ASSETS

Current assets
Cash	$34,232	$54,380
Accounts receivable, net	290,756	161,975
Inventory, net	326,205	201,689
Prepaid expense	642,157	578,864
Due from related parties	–	28,606
Total current assets	1,293,350	1,025,514

Fixed assets, net	4,621,073	4,786,050
Intangible assets, net	1,767,060	1,522,574
Goodwill	70,000	70,000
Cost method investments	1,370,400	995,400

Total assets	$9,121,883	$8,399,538

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$961,956	$557,654
Current portion of long-term notes payable	284,654	95,000
Short-term notes payable, net of debt discounts	97,580	286,575
Payable to related party	16,095	–

Total current liabilities	1,360,285	939,229

Non-current liabilities
Long-term notes payable, net of discount, net of current portion	4,462,890	4,441,911

Total liabilities	5,823,175	5,381,140

Commitments and contingencies	–	–

Stockholders' equity
Series A convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, 1,000,000 shares authorized, 948,022 shares issued and outstanding	948	948
Common stock, $0.001 par value, 500,000,000 shares authorized, 221,090,815 and 185,369,365 shares issued, issuable, and outstanding at September 30, 2018 and June 30, 2018, respectively	221,090	185,370
Additional paid-in capital	16,485,417	12,377,907
Stock subscriptions receivable	(2,750,000)	–
Accumulated other comprehensive income	2,679	3,833
Accumulated deficit	(10,643,599)	(9,540,976)
Total Freedom Leaf Inc. stockholders' equity	3,316,535	3,027,082

Non-controlling interest	(17,827)	(8,684)
Total stockholders' equity	3,298,708	3,018,398

Total liabilities and stockholders' equity	$9,121,883	$8,399,538

See accompanying notes to unaudited condensed consolidated financial statements.

FREEDOM LEAF INC.

and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30,
	2018	2017

Revenues, net	$608,658	$1,327

Operating expenses
Direct costs of revenue	269,125	33,146
General and administrative	1,114,332	482,879
Depreciation and amortization	362,884	6,391
Bad debt expense	19,755	158,370
Marketing and selling	38,424	2,583
Total operating expenses	1,804,520	683,369

Operating loss	(1,195,862)	(682,042)

Other income (expense)
Interest expense	(6,769)	(5,209)
Interest income	8	5,162
Gain on forgiveness of debt	100,000	–
Change in fair value of derivative liabilities	–	2,105
Beneficial conversion features	–	(27,600)
Total other income (expense)	93,239	(25,542)

Provision for income taxes	–	–

Net loss before non-controlling interest	(1,102,623)	(707,584)

Loss attributable to non-controlling interest	(9,143)	–

Net loss attributable to common stockholders	$(1,111,766)	$(707,584)

Net loss attributable to common stockholders per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares
outstanding - basic and diluted	194,698,293	119,027,797

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(1,154)	–

Total Comprehensive Loss	$(1,112,920)	$(707,584)

See accompanying notes to unaudited condensed consolidated financial statements.

FREEDOM LEAF INC.

and Subsidiaries

Consolidated Statement of Shareholders' Deficit

	Preferred Stock		Common Stock Issuable		Common Stock		Stock Sub	Additional Paid In	Non-Controlling	Accumulated Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Rec	Capital	Interest	Income	Deficit	Total

Balance at June 30, 2018	948,022	$948	660,752	$663	184,708,613	$184,707	$–	$12,377,907	$(8,684)	$3,833	$(9,540,976)	3,018,398

Issuance of common stock and warrants for cash	–	–	–	–	4,702,424	4,702	–	323,798	–	–	–	328,500
Issuance of common stock for services	–	–	(492,242)	(493)	1,511,268	1,511	–	138,082	–	–	–	139,100
Issuance of common stock for stock subscriptions	–	–	25,000,000	25,000	–	–	(2,750,000)	2,975,000	–	–	–	250,000
Issuance of common stock in business combinations	–	–	–	–	2,000,000	2,000	–	298,630	–	–	–	300,630
Issuance of common stock for cost method investment	–	–	–	–	3,000,000	3,000	–	372,000	–	–	–	375,000
Accumulated comprehensive income	–	–	–	–	–	–	–	–	–	(1,154)	–	(1,154)
Net loss for the period ended	–	–	–	–	–	–	–	–	(9,143)	–	(1,102,623)	(1,111,766)

Balance at September 30, 2018	948,022	$948	25,168,510	$25,170	195,922,305	$195,920	$(2,750,000)	$16,485,417	$(17,827)	$2,679	$(10,643,599)	$3,298,708

See accompanying notes to unaudited condensed consolidated financial statements.

FREEDOM LEAF INC.

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	2018	2017
Cash flows from operating activities:
Net loss	$(1,102,623)	$(707,584)
Adjustments to reconcile net loss to net cash used in operations:
Bad debt expense	–	158,370
Depreciation and amortization	342,495	6,391
Beneficial conversion features	–	27,600
Change in fair value of derivative liabilities	–	(2,105)
Gain on forgiveness of debt	(100,000)	–
Amortization of debt discounts	2,902	–
Common stock issued for services	139,592	294,330
Changes in operating assets and liabilities:
Accounts receivable	(128,781)	–
Inventory	(124,517)	–
Prepaid expenses	(110,574)	1,600
Accounts payable and accrued expenses	511,006	86,593
Due to related parties	44,700	33,000
Net cash used in operating activities	(525,800)	(101,805)

Cash flows from (used in) investing activities
Cash acquired in business combination	1,210	–
Purchases of property and equipment	(2,699)	(30,000)
Purchases of intangible assets	–	(3,437)
Net cash from (used in) investing activities	(1,489)	(33,437)

Cash flows from financing activities:
Proceeds from notes payable	60,000	132,297
Payments on notes payable	(168,073)	(7,745)
Proceeds from related party payables	–	28,201
Proceeds from the sale of common stock and warrants	578,500	–
Net cash provided by financing activities	470,427	152,753

Effects of exchange rates on cash	36,714	–

Net change in cash	(20,148)	17,511

Cash at beginning of period	54,380	2,498

Cash at end of period	$34,232	$20,009

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

Non-cash investing and financing activities:
Financed purchases of property and equipment	$–	$(118,500)
Initial debt discounts	$6,000	$(37,249)
Common stock issued for settlement of debt	$–	$53,764
Common stock issued for cost method investment	$375,000	$–
Common stock issued in business combination	$300,630	$–
Common stock issued for subscriptions receivable	$2,750,000	$–
Contingent liability	$–	$51,000
Derivative liabilities on convertible debentures	$–	$275,123

See accompanying notes to unaudited condensed consolidated financial statements.

Freedom Leaf Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2018

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

Freedom Leaf Inc. is a reporting public company traded under the symbol (OTCQB: FRLF) with corporate headquarters located at 3571 E. Sunset Road, Las Vegas, Nevada, 89120.

Subsidiary Entities:

☐	Cannabis Business Solutions Inc. (“Cannabis Business Solutions”), a Nevada corporation, was formed on February 5, 2014, and is a wholly-owned subsidiary of the Company. This subsidiary had no activity until the agreement with Valencia Web Technology S.L., B-97183354 (see Note 2).

☐	Leafceuticals Inc. (“Leafceuticals”), formerly known as Cannabiz U, Inc., a Nevada corporation, was formed on February 13, 2014, and is a wholly-owned subsidiary of the Company.

☐	Freedom Leaf International Inc. (“Freedom Leaf International”), a Nevada corporation, was formed on November 27, 2015, and is a wholly-owned subsidiary of the Company. This subsidiary has had no activity to date.

☐	Leafceuticals Europe, SL, a wholly-owned subsidiary of the Company’s owns our Valencia greenhouse operations.

☐	Freedom Leaf Cares Inc. (“Freedom Leaf Cares”), a Nevada corporation, was formed on October 1, 2014, and is a wholly-owned subsidiary of the Company. Freedom Leaf Cares was dissolved in 2016. Until dissolution, this subsidiary had no activity.

☐

Tierra Science Global, LLC. (“Tierra”), a Nevada corporation, was formed on August 23, 2017, and, as of its acquisition by Freedom Leaf on July 26, 2018 with an effective date of August 1, 2018, is a wholly-owned subsidiary of the Company.

Nature of Operations

Freedom Leaf Inc. is a group of diversified, multinational, vertically-integrated hemp businesses and cannabis media companies. Freedom Leaf has strived to be a leading go-to resource in the cannabis, medical marijuana, and industrial hemp industries since 2014, founded by professionals with Decades of combined experience in cannabis legalization advocacy. The Company is continuously building a diverse, global portfolio of valuable businesses and enterprises through strategic mergers, acquisitions, and acceleration projects across the hemp and cannabis industry. Utilizing these mergers and acquisitions, Freedom Leaf is building a solid foundation for our vertically-integrated hemp company to maximize both stockholder value and revenue growth. Our cultivation and extraction divisions allow FRLF to grow and source our own hemp extract, which allows dramatically lower production costs for our wholly-owned hemp product lines, thereby generating more revenue for each product sold. We also formulate and manufacture the majority of our products in our own in-house formulation centers, also greatly reducing our costs and increasing revenue. In addition, our extensive domestic and international media companies ensure we can continuously direct traffic to our many ecommerce sites and nationwide retail locations. For valuation purposes, the Company’s focus is on developing and implementing multiple, mutually-reinforcing revenue streams; through which revenue, net income and stockholder value are maximized by cross-marketing across its brands and advertising through its media properties. The Company’s major business lines are:

☐	Legal Industrial Hemp Cultivation

☐	Cannabidiol Extraction, Distillation, and Processing

☐	Expert Product Formulation

☐	Nutraceutical Brand Marketing

☐	Ancillary Products & Niche Markets

☐	Affiliate Marketing Programs

☐	E-Commerce Solutions

☐	Global Media & Advertising Networks

Basis of Presentation

The Company prepares its consolidated financial statements in conformity with generally accepted accounting principles in the United States of America. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. These unaudited condensed consolidated financial statements have been prepared in accordance with GAAP pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Additionally, the results of operations for the three months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended June 30, 2018 included in the Company’s 2018 Annual Report on Form 10-K, filed with the SEC on October 15, 2018.

Principles of Consolidation

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

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares that may dilute future earnings per share consist of Series A convertible preferred stock and warrants to purchase common stock. As of September 30, 2018, there were 94,830,801 such common stock equivalents. Equivalent shares are not utilized when the effect is anti-dilutive.

Going Concern

The Company has a net loss attributable to common stockholders for the nine months ended September 30, 2018 of $1,111,766 and working capital deficit as of September 30, 2018 of $66,935 and has used cash in operations of $525,800 for the three months ended September 30, 2018. In addition, as of September 30, 2018, the Company had an accumulated deficit of $10,643,599. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of the issuance of these financial statements.

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

NOTE 2 – INVENTORY

Inventories at September 30, 2018 and June 30, 2018 consisted of the following:

	September 30,	June 30,
	2018	2018
Raw materials	$–	$–
Work-in-process	101,794	126,047
Finished goods	260,450	111,681
Inventory reserve	(36,039)	(36,039)
Inventory, net	$326,205	$201,689

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2018 and June 30, 2018 consisted of the following:

	September 30, 2018	June 30, 2018
Machinery and equipment	$2,015,099	$2,022,980
Furniture and fixtures	25,000	25,000
Land	625,980	630,805
Buildings	2,154,359	2,170,963
Total property and equipment	4,820,438	2,975,268

Less: Accumulated depreciation	(199,365)	(63,698)
Property and equipment, net	$4,621,073	$4,786,050

The depreciation expense for the three months ended September 30, 2018 and 2017, was $143,619 and $6,187, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets at September 30, 2018 and June 30, 2018 consisted of the following:

	September 30, 2018	June 30, 2018
Websites and other intangible assets	$599,674	$519,923
Trademarks and trade names	397,682	342,682
Customer relationships	1,041,000	712,000
Patents and intellectual property	264,160	264,160
Total intangible assets	2,302,516	1,838,765

Less: Accumulated amortization	(535,454)	(316,191)
Intangible assets, net	$1,767,060	$1,522,574

The amortization expense for the three months ended September 30, 2018 and 2017, was $219,265 and $204, respectively.

The following table presents the amortization for the next five years:

2019	813,346
2020	544,755
2021	173,301
2022	171,965
2023 and thereafter	63,693
Total	$1,767,060

NOTE 5 – BUSINESS COMBINATION

Tierra Science Global

On July 26, 2018, the Company acquired 100% of the membership interests of Tierra Science Global, LLC (“Tierra”), a nutraceutical business, for which it: (i) issued to that Company’s owners 2,000,000 shares of the Company’s common stock, valued at $246,000 based on the closing price of the common stock on that day and (ii) entered into employment agreements with the Company’s principal executives. Pursuant to those employment agreements, each of the Tierra’s two sellers was contacted to receive: (i) the greater of $2,000 per month or 2.5% of the prior month’s gross margin from sales and (ii) $25,000 of Company common stock for each $500,000 in cumulative net profits. The Company intends to expand Tierra’s product offering to include various cannabidiol products branded as “powered by Freedom Leaf.

Purchase Consideration:

The provisional fair value of the purchase consideration issued to the sellers of Tierra was allocated to the net tangible assets acquired. We accounted for the acquisition of Tierra as the purchase of a business under GAAP under the acquisition method of accounting, the assets and liabilities acquired were recorded as of the acquisition date, at their respective fair values and consolidated with those of our company. The fair value of the net assets acquired, net of liabilities assumed, was approximately $300,630. The excess of the aggregate fair value of the net tangible and intangible assets has been treated as goodwill. The purchase price allocation was based, in part, on management’s knowledge of Tierra’s business and is preliminary. Once the Company completes its analysis to finalize the purchase price allocation, which includes finalizing the valuation report from a third-party appraiser and a review of potential intangible assets, it is reasonably possible that there could be significant changes to the preliminary values below.

Provisional consideration given:

Cash Consideration
Common stock shares given	300,630
Notes payable assumed	129,800
Total consideration given	$430,430

Assets acquired and liabilities assumed at preliminary fair value:

Current assets	$1,210
Current liabilities	33,780
Net Working Capital	(32,570)

Property and equipment	15,000
Trade names and trademarks *	55,000
Customer contracts and relationships*	209,000
Other intangible assets *	184,000
Total Consideration	$430,430

*	We are reviewing for potential intangible assets, which potentially may change the intangible assets.

The following presents the pro-forma combined results of operations of the Company with Tierra as if the entities were combined on July 1, 2017.

For the Three Months Ended
September 30,
2018
Revenues, net	$644,039
Net loss allocable to common stockholders	(1,131,157)
Net loss per common share	$(0.01)
Weighted-average number of share outstanding	195,296,119

Revenue recognized by Tierra from acquisition through September 30, 2018 was $118,643. The pro-forma results of operations are presented for information purposes only. The pro-forma results of operations are not intended to present actual results that would have been attained had the acquisitions been completed as of July 1, 2018 or to project potential operating results as of any future date or for any future periods.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of November 19, 2018, there were no pending or threatened lawsuits.

NOTE 7 – RELATED PARTIES

Cowan, a former director and officer of the Company, has payables and accruals due to him of $15,485 and $15,485 as of September 30, 2018 and June 30, 2018, respectively, which amounts were recorded in Payable to related party. The payable, as agreed upon verbally, has a maturity date greater than one year, without any other set terms for repayment. Imputed interest is immaterial.

Clifford J. Perry (“Perry”), Chief Executive officer, Chief Financial Officer, and a director of the Company, has payables and accruals due to him of $25,013 ($609 of which was recorded as Payable to related party and the remainder of which (accrued salaries) was recorded as Accounts payable and accrued expenses) and $32,813 as of September 30, 2018 and June 30, 2018, respectively. Imputed interest is immaterial.

Raymond P. Medeiros (“Medeiros”), a director of the Company, has payables and accruals due to him of $76,227 (all of which was recorded as Accounts payable and accrued expenses) and $63,000 as of September 30, 2018 and June 30, 2018, respectively. Imputed interest is immaterial.

NOTE 8 – NOTES PAYABLE

	September 30,	June 30,
	2018	2018

Note payable bearing interest at 0.0%, originated March 3, 2017, due on March 3, 2020	97,500	99,000

Note payable bearing interest at 5.0%, originated May 17, 2018, due on December 31, 2022	4,650,044	4,629,486

Note payable bearing interest at 0.0%, originated June 5, 2018, due on September 5, 2018	–	95,000

Note payable bearing interest at 8.0%, originated July 3, 2018, due on January 3, 2019, net of original issuance discounts of $3,098 and $-0- respectively	62,902	–

Note payable, assumed in acquisition of Tierra Sciences, bearing interested at 0.0% originated on October 23, 2017, due on demand	10,000	–

Note payable, assumed in acquisition of Tierra Sciences, bearing interested at 0.0% originated on February 21, 2018, due on demand	14,000	–

Note payable, assumed in acquisition of Tierra Sciences, bearing interested at 0.0% originated on July 26, 2018, due on demand	4,000	–

Total notes payable	$4,838,446	$4,823,486
Less: current portion	(375,556)	(381,575)

Long-term notes payable	$4,462,890	$4,441,911

In connection with the IRIE acquisition, the Company assumed a $100,000 promissory note, which bears no interest and is payable at the rate of $500 per month with the balance due on March 3, 2020. The note was forgiven in full by the note holder on September 1, 2018 which has been recorded as a gain on forgiveness of debt on the Company’s consolidated statement of operations and comprehensive loss.

NOTE 9 – STOCKHOLDERS’ EQUITY

Series A Preferred Stock

On May 24, 2016, the Board of Directors of the Company authorized amending the Company’s Articles of Incorporation to authorize 10,000,000 shares of “blank check” preferred stock and designate 1,000,000 of the shares as Series A preferred stock. Each share of the Series A preferred stock is entitled to 500 votes and is convertible into 100 shares of common stock.

As of September 30, 2018, 684,012 shares of Series A preferred stock were held by Mr. Perry and 264,010 shares of Series A preferred stock were held by Mr. Cowan.

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

As of September 30, 2018, 221,090,815 shares of common stock were issued, issuable and outstanding. During the quarter ended September 30, 2018, the Company agreed to issue 35,721,450 shares of common stock, as detailed below, resulting in there being 22,090,815 shares outstanding as of September 30, 2018:

	Shares	Value ($)	Price Per Share
Stock issued for business combination	2,000,000	$300,630	$0.15
Stock issued for cost method investment	3,000,000	375,000	$0.13
Issuance of common stock for cash and warrants	29,702,424	548,799	$0.02-$0.13
Issuance of common stock for services	1,019,026	139,100	$0.08-$0.16

Total	35,721,450	$1,382,017

Warrants

As of June 30, 2018, warrants to acquire 7,494,444 shares of common stock were outstanding.

The following warrants were issued during the quarter:

In connection with the September 28, 2018 Securities Purchase Agreement (the “Securities Purchase Agreement”) the Company entered into with Merida and seven other investors (Merida and the seven other investors collectively the “Investors”), pursuant to which the Investors purchased, for an aggregate purchase price of $3,000,000 (the “Purchase Price”), 25,000,000 shares of the Company’s common stock (the “Common Shares”), the following Warrants were issued:

1.	the Investors received a three-year, non-cashless warrants to acquire 25,000,000 shares of the Company’s common stock at $0.18/share (the “Warrants”), and

2.	for leading the syndicate and providing 68% of the funds in the offering, Merida received a three-year, non-cashless warrants to acquire 17,000,000 shares of the Company’s common stock at $0.25/share (the “Bonus Warrants”).

As of September 30, 2018, warrants to acquire 50,794,444 shares of common stock were outstanding.

A summary of the status of the options and warrants granted as at September 30, 2018 and June 30, 2018, and changes during the years then ended is presented below:

		Weighted-
		Average
		Exercise
	Number of	Price per
	Warrants	Share
Outstanding at June 30, 2018	8,794,444
Granted	42,000,000	$0.21
Exercised	–	$–
Cancelled	–	$–
Outstanding at September 30, 2018	50,764,444	$0.19
Exercisable at September 30, 2018	50,794,444	$0.19

A summary of the status of the warrants outstanding at September 30, 2018 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price

$0.01 – $0.09	2,200,000	1.64 years	2,200,000	$0.05
$0.01 – $0.09	30,594,444	2.72 years	30,594,444	$0.17
$0.01 – $0.09	18,000,000	2.96 years	18,000,000	0.25

$0.01 – $0.29	50,794,444	2.76 years	50,794,444	$0.10

Stock Option Plan

On June 27, 2016, the Board of Directors approved the 2016 Stock Option Plan which has reserved 10,000,000 shares of common stock. There are no stock options outstanding as of September 30, 2018.

NOTE 10 – REVENUE CLASSES

Selected financial information for the Company’s operating revenue classes for the three months ended September 30, 2018 and 2017, are as follows:

	For the three months ended
Revenues:	September 30,
	2018	2017
Magazine related	$472	$–
Referral fees	–	–
Licensing fees	–	–
Product sales	608,186	1,327
Equipment sales commissions	–	–
Total	$608,658	$1,327

	For the three months ended
Direct costs of revenue:	September 30,
	2018	2017
Magazine related	$14,053	$33,146
Extraction	–	–
Referral fees	–	–
Licensing fees	–	–
Product sales	255,072	–
Equipment sales commissions	–	–
Total	$269,125	$33,146

The Company’s four revenue classes are magazine related, referral fees, licensing fees (see Note 2), product sales and equipment sales commissions (see Note 2).

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements, except as stated herein.

On October 29, 2018, the Company issued 36,350 shares of common stock, at $0.144 per share, to an accounting firm for services rendered in July and August totaling $5,225.

On November 15, 2018, the Company consummated the acquisition of the assets of AccuVape, Inc. (www.accuvape.net), which produce and sell various vape-related products. Accuvape was founded in 2013 as a vaporizer company to fill the growing needs of the emerging vape market. Today, Accuvape: distributes to all 50 states, Canada, the UK and EU and has Midwest and West Coast distribution centers and over 550 authorized retailers that carry Accuvape products.

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

Freedom Leaf Inc. is an audited and reporting public company traded under the symbol (OTCQB: FRLF) with corporate headquarters located at 3571 E. Sunset Road, Las Vegas, Nevada 89120.

Results of Operations

For the Three Months Ended September 30, 2018 and September 30, 2017

Revenues

Our revenue was $608,658 for the three months ended September 30, 2018, compared to $1,327 for the three months ended September 30, 2017. Revenue, by class, is as follows:

	For the three months ended
Revenues:	September 30,
	2018	2017
Magazine related	$472	$–
CBD oil	31,533	–
Sale of products	576,653	1,327
Total	$608,658	1,327

Note that, the Company has been shifting its focus away from licensing revenues, its primary source of revenue in fiscal 2017, and toward the sale of products. Until the recently-consummated IRIE acquisition, we had been devoting most of our efforts to the news, arts and entertainment niche, with both “in print” and online publications, as well as offering products and services to the cannabis industry. In connection with the IRIE acquisition and recent launch of various CBD products through our Leafceuticals subsidiary, we are increasing our focus on utilizing our web sites and other means to sell CBD products.

Operating Expenses

Direct costs of revenues were $269,125 and $33,146 for the three months ended September 30, 2018 and 2017, respectively. Direct costs of revenues, by class, is as follows:

	For the three months ended
Direct costs of revenue:	September 30,
	2018	2017
Magazine related	$14,053	$32,170
Sale of products	255,072	976
Total	$269,125	$33,146

For the three months ended September 30, 2018 our general and administrative expenses and marketing and selling expenses were $1,114,332 compared to $482,879 for the three months ended September 30, 2017, resulting in an increase of $631,453, attributable primarily to stock-based compensation of $139,592 for the three months ended September 30, 2018, compared to $294,330 for the three months ended September 30, 2017, and bad debt expense of $19,755 for the three months ended September 30, 2018, compared to $158,370 for the three months ended September 30, 2017. The increases were largely attributable to increased overhead associated with IRIE’s operations, the ramp up of sales, and increasing general and administrative expenses and marketing and selling expenses in anticipation of expanding product sales various planned activities.

Other income (expenses)

Other income (expense) was income of $93,239 for the three months ended September 30, 2018, compared to an expense of $25,542 for the three months ended September 30, 2017. Other Income for the quarter included $100,000 gain from the forgiveness of debt the Company assumed in connection with its Tierra acquisition.

Net loss attributable to common shareholders was $1,111,766 for the three months ended September 30, 2018, compared to net loss of $707,584 for the three months ended September 30, 2017. The higher net loss for the three months ended September 30, 2018 as compared to the same period in 2017 is largely attributable to: (1) one-time expenses relate to the launch of CBD and Hempology sales (such as pre-production research and development costs); (2) increasing general and administrative expenses and marketing and selling expenses in anticipation of expanding product sales, and (3) lower revenues – as the Company has shifted its focus from licensing revenues to product sales.

Liquidity and Capital Resources

Overview

As of September 30, 2018, the Company had $34,232 in cash. Note, however that shortly after the quarter ended September 30, 2018 the Company did receive $2,750,000 of proceeds from the sale of common stock prior to the quarter end. We expect to incur a minimum of $7,500,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including operating expenses associated with our businesses, corporate overhead, legal and accounting fees.

Liquidity and Capital Resources during the three months ended September 30, 2018 compared to the three months ended September 30, 2017

We used cash in operations of $525,800 for the three months ended September 30, 2018, compared to cash used in operations of $101,805 for the three months ended September 30, 2017. The negative cash flow from operating activities for the three months ended September 30, 2018 is attributable to the Company's net loss attributable to common shareholders of $1,111,766 primarily due to : (1) one-time expenses relate to the launch of CBD and Hempology sales (such as pre-production research and development costs); (2) increasing general and administrative expenses and marketing and selling expenses in anticipation of expanding product sales, and (3) lower revenues – as the Company has shifted its focus from licensing revenues to product sales.

We used cash in investing or financing activities of $1,489 and $33,437 for the three months ended September 30, 2018 and 2017.

We had cash provided by financing activities of $470,427 for the three months ended September 30, 2018, of which $578,500 was from the proceeds of the sale of common stock and warrants compared to $152,753 for the same period in 2017.

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

Going Concern

The accompanying financial statements and the factors within it, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the ability of the Company to continue as a going concern for a reasonable period of time. The Company sustained net losses attributable to common shareholders of $1,111,766 and cash used in operating activities of $525,800 for the three months ended September 30, 2018. The Company had working capital surplus, accumulated deficit of $66,935, $10,643,599, respectively, at September 30, 2018. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a period of one year from the date of issuance of these financial statements.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1, “Summary of Significant Accounting Policies” in our audited financial statements for the year ended June 30, 2018, included in our Annual Report on Form 10-K as filed on October 15, 2018, for a discussion of our critical accounting policies and estimates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ending September 30, 2018, the Company issued the following unregistered securities. These securities were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, Regulation D promulgated thereunder as there was no general solicitation, and the transactions did not involve a public offering.

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

Freedom Leaf Inc.

Dated: November 19, 2018	By: /s/ Clifford J. Perry
Clifford J. Perry
Chief Executive Officer

Dated: November 19, 2018	By: /s/ Richard Groberg
Richard Groberg
Chief Financial Officer

