Form 10-Q
period 2018-12-31
Freedom Leaf Inc.
filed 2019-02-19
CIK 1581545

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

As February 19, 2019, there were 223,162,238 shares of common stock, par value $0.001 per share issued, issuable, and outstanding.

FREEDOM LEAF INC.

FORM 10-Q

DECEMBER 31, 2018

i

PART I – FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FREEDOM LEAF INC.

And Subsidiaries

Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2018	2018
	(Unaudited)

ASSETS
Current assets
Cash	$855,386	$54,380
Accounts receivable, Net	306,373	161,975
Inventory, Net	456,605	201,689
Prepaid expense	683,189	567,280
Due from related party	–	28,606
Total current assets	2,301,553	1,013,930

Property and Equipment, net	4,426,071	4,786,050
Intangible assets, net	1,552,445	1,522,574
Goodwill	332,566	70,000
Cost method investments	1,370,400	995,400
Other assets	36,536	11,584

Total assets	$10,019,571	$8,399,538

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$671,671	$557,654
Current portion of long-term notes payable	282,037	95,000
Short-term notes payable	66,000	286,575
Deferred revenue	9,045	–

Total current liabilities	1,028,753	939,229

Non-current liabilities
Long-term notes payable, net of discount, net of current portion	4,327,087	4,441,911

Total non-current liabilities	4,327,087	4,441,911

Total liabilities	5,355,840	5,381,140

Commitments and contingencies	–	–

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized Series A preferred stock, 1,000,000 shares authorized, 948,022 shares issued and outstanding at December 31, 2018 and June 30, 2018, respectively	948	948
Common stock, $0.001 par value, 500,000,000 shares authorized, 222,870,976 and 185,369,365 shares issued, issuable, and outstanding at December 31, 2018 and June 30, 2018, respectively	222,868	185,370
Additional paid-in capital	16,800,571	12,377,907
Accumulated comprehensive income	12,636	3,833
Accumulated deficit	(12,394,157)	(9,540,976)
Total Freedom Leaf Inc. stockholders' equity	4,642,866	3,027,082
Non-controlling interest	20,865	(8,684)
Total stockholders' equity	4,663,731	3,018,398

Total liabilities and stockholders' equity	$10,019,571	$8,399,538

See accompanying notes to unaudited condensed consolidated financial statements.

FREEDOM LEAF INC.

And Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ending		For the Six Months Ending
	December 31,		December 31,
	2018	2017	2018	2017

Revenue, net	$749,564	$6,332	$1,358,222	$7,659

Operating expenses
Direct costs of revenue	537,893	36,680	807,018	69,826
General and administrative	1,515,925	331,859	2,630,257	799,045
Depreciation and amortization	342,936	6,391	705,820	23,312
Bad debt expense	(37,083)	263,315	(17,328)	426,848
Marketing and selling	135,336	1,734	173,760	4,317
Total operating expenses	2,495,007	639,979	4,299,527	1,323,348

Operating loss	(1,745,443)	(633,647)	(2,941,305)	(1,315,689)

Other income (expense)
Interest expense	(5,222)	(7,571)	(11,991)	(12,780)
Interest income	107	5,162	115	10,324
Miscellaneous income	–	–	100,000	–
Change in fair value of embedded conversion features	–	(54,364)	–	(52,259)
Beneficial conversion feature	–	(51,994)	–	(79,594)
Total other income (expense)	(5,115)	(108,767)	88,124	(134,309)

Provision for income taxes	–	–	–	–

Net loss before non-controlling interest	(1,750,558)	(742,414)	(2,853,181)	(1,449,998)
Loss attributable to non-controlling interest	38,692	–	29,549	–

Net loss attributable to common stockholders	$(1,711,866)	$(742,414)	$(2,823,632)	$(1,449,998)

Net loss attributable to common stockholders per share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	221,396,199	140,179,411	207,790,316	129,643,006

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	$9,957	$–	$8,803	$–

Total Comprehensive Loss	$(1,701,909)	$(742,414)	$(2,814,829)	$(1,449,998)

See accompanying notes to unaudited condensed consolidated financial statements.

FREEDOM LEAF, INC.

And Subsidiaries

Consolidation Statement of Stockholders' Equity

December 31, 2018

Preferred Stock		Common Stock Issuable		Common Stock		Additional Paid In	Non-Controlling	Accumulated Comprehensive	Accumulated
Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Income	Deficit	Total

Balance at June 30, 2018	948,022	$948	660,752	$663	184,708,613	$184,707	$12,377,907	$(8,684)	$3,833	$(9,540,976)	$3,018,398

Issuance of common stock and warrants for cash	–	–	895,522	895	29,702,424	29,702	3,297,903	–	–	–	3,328,500

Issuance of common stock for cost method investment	–	–	–	–	3,000,000	3,000	372,000	–	–	–	375,000
Issuance of common stock in business combinations	–	–	–	–	2,496,667	2,497	453,341	–	–	–	455,838
Issuance of common stock for services	–	–	(579,892)	(582)	1,986,890	1,986	299,420	–	–	–	300,824
Accumulated comprehensive income	–	–	–	–	–	–	–	–	8,803	–	8,803
Net loss for the period ended December 31, 2018	–	–	–	–	–	–	–	29,549	–	(2,853,181)	-(2,823,632)

Balance at December 31, 2018	948,022	$948	976,382	$976	221,894,594	$221,892	$16,800,571	$20,865	$12,636	$(12,394,157)	$4,663,731

See accompanying notes to unaudited condensed consolidated financial statements.

FREEDOM LEAF INC.

And Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ending December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,853,181)	$(1,449,997)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	705,819	23,312
Gain on forgiveness of debt	(100,000)	–
Amortization of debts discounts	6,000	–
Beneficial conversion feature	–	79,594
Issuance of common stock for services	300,824	416,077
Change in fair value of embedded conversion features	–	52,259
Bad debt expense	–	426,848
Changes in operating assets and liabilities:
Accounts receivable	(143,408)	–
Inventory	(211,780)	–
Prepaid expense	(124,368)	1,300
Deposit	(24,952)	–
Accounts payable and accrued expenses	62,715	211,355
Accounts payable and accrued expenses to related parties	28,606	66,000
Net cash used in operating activities	(2,353,725)	(173,252)

Cash flows from (used in) investing activities
Cash received in acquisition - Tierra	1,210	–
Cash paid in acquisition - AccuVape	(111,492)	–
Purchases of property and equipment	(3,449)	–
Net cash from (used in) investing activities	(113,731)	–

Cash flows from financing activities:
Proceeds from related party	–	28,201
Proceeds from sale of common stock and warrants	3,328,500	98,246
Repayments on notes payable	(148,058)	(95,299)
Payments to related party	-	(426)
Proceeds from notes payable	60,000	140,032
Net cash provided by financing activities	3,240,442	170,754

Effects of exchange rates on cash	27,927	–

Net change in cash	801,006	(2,498)

Cash at beginning of period	54,380	–

Cash at end of period	$855,386	$(2,498)

Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$–

Cash paid for taxes	$–	$–

Non-cash investing and financing activities:		$197,764
Issuance of common stock for acquisition	$–	$–
Conversion of debt into common stock	$–	$214,254
Issuance of common stock for inventory	$–	$(27,200)
Issuance of notes payable for financing fees	$–	$(37,249)
Initial debt discounts	$6,000	$–
Common stock issued for cost method investment	$375,000	$–
Common stock issued in business combination - Tierra	$300,630	$–
Common stock issued in business combination - Accuvape	$308,708	$–
Property and Equipment additions	$–	$(149,400)
Issuance of warrants	$–	$74,000
Derivatives liability	$–	$(95,168)
Contingent liability	$–	$(123,000)

See accompanying notes to unaudited condensed consolidated financial statements.

Freedom Leaf Inc.

And Subsidiaries

Notes to Condensed Consolidated Financial Statements

December 31, 2018

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated in the State of Nevada on February 21, 2013, under the name of Arkadia International, Inc. The Company originally was engaged in the business of the acquisition of in demand equipment, cars, and goods with the intent to resell these in the U.S. territories or export to overseas countries. On October 3, 2014, the Company experienced a change in control. Richard C. Cowan acquired approximately 93% of the issued and outstanding common stock of the Company at the time. On November 6, 2014, the Company merged with Freedom Leaf Inc., a private Nevada corporation, and the Company changed its name to Freedom Leaf Inc. In connection with the merger, the sole officer, director and stockholder of the private company, Clifford J. Perry, became an officer and director of the Company, and Mr. Perry received approximately 48.1% of the Company’s common stock post-merger. For financial reporting purposes, this merger was accounted for as a "reverse acquisition" rather than a business combination, and the private company was deemed to be the accounting acquirer in the transaction, with the Company deemed to be the acquired company for financial reporting purposes. Consequently, the assets and liabilities and the operations that were reflected in the historical financial statements of the Company prior to the merger are those of the private company, and they were recorded at the historical cost basis of the private company, and the financial statements after completion of the merger include the combined assets and liabilities of the Company and the private company, the historical operations of the private company only, and the operations of both companies from the closing date of the merger.

Freedom Leaf Inc. is a reporting public company traded under the symbol (OTCQB: FRLF) with corporate headquarters located at 3571 E. Sunset Road, Las Vegas, Nevada, 89120.

Freedom Leaf Inc. (OTCQB: FRLF), dba Freedom Leaf Health, is a diversified, innovator in plant-based care providing premium Hemp CBD health products across advanced care, consumer and pet markets to promote greater health and wellness. FRLF is a clean-health company, establishing a new direction in care with plant-based products designed to naturally restore and revitalize. FRLF’s consumer promise of “your health first” underscores its universal commitment to produce premium-quality HEMP-derived CBD health products.

FRLF is a diverse enterprise of branded business lines dedicated to meeting the needs of people who face health challenges and those who are healthy. Freedom Leaf’s “Leafceuticals” brand is the company’s most advanced product line for health care practitioners, caregivers and patients. “IrieCBD” and “Hempology” are the company’s flagship lines of premium full-spectrum, Hemp-derived CBD products rich in CBD’s, terpenes and flavonoids and integrated with potent health botanicals. The Company is soon to launch a THC-free line of Hemp CBD health products under the “NatureBorn” brand, and developing performance CBD beverage and CBD beauty product lines.

For over 30 years, the founders of FRLF fought for citizen rights to access plant-based care, and pioneered premium hemp health products as a first step to clean health. Today, FRLF produces premium hemp products from seed to shelf using proprietary science-backed formulations and rigorous product testing FRLF is a socially conscious, vertically-integrated company maintaining all of the highest standards in quality and safety, with a focus on continual innovation to deliver ever-better plant-based care products.

Subsidiary Entities:

☐	Cannabis Business Solutions Inc. (“Cannabis Business Solutions”), a Nevada corporation, was formed on February 5, 2014, and is a wholly-owned subsidiary of the Company. This subsidiary had no activity until the agreement with Valencia Web Technology S.L., B-97183354 (see Note 2).

☐	Leafceuticals Inc. (“Leafceuticals”), formerly known as Cannabiz U, Inc., a Nevada corporation, was formed on February 13, 2014, and is a wholly-owned subsidiary of the Company. It operates the Company’s Hempology and IRIE brands.

☐	Freedom Leaf International Inc. (“Freedom Leaf International”), a Nevada corporation, was formed on November 27, 2015, and is a wholly-owned subsidiary of the Company. This subsidiary has had no activity to date.

☐	Leafceuticals Europe, SL, formed on June 28, 2018, is a wholly-owned subsidiary of the Company. It owns our Valencia greenhouse operations.

☐	Freedom Leaf Cares Inc. (“Freedom Leaf Cares”), a Nevada corporation, was formed on October 1, 2014, and is a wholly-owned subsidiary of the Company. Freedom Leaf Cares was dissolved in 2016. Until dissolution, this subsidiary had no activity.

☐

Tierra Science Global, LLC. (“Tierra”), a Nevada corporation, was formed on August 23, 2017, and, as of its acquisition by Freedom Leaf on July 26, 2018 with an effective date of August 1, 2018, is a wholly-owned subsidiary of the Company.

☐	FL – Accuvape, LLC (“Accuvape”) a Nevada corporation, was formed on November 26, 2017, is a wholly-owned subsidiary the Company and operates the Accuvape business acquired by the Company effective November 16, 2018.

Nature of Operations

Freedom Leaf Inc. (OTCQB: FRLF), dba Freedom Leaf Health, is a diversified, innovator in plant-based care providing premium Hemp CBD health products across advanced care, consumer and pet markets to promote greater health and wellness. FRLF is a clean-health company, establishing a new direction in care with plant-based products designed to naturally restore and revitalize.  FRLF’s consumer promise of “your health first” underscores its universal commitment to produce premium-quality HEMP-derived CBD health products.

FRLF is a diverse enterprise of branded business lines dedicated to meeting the needs of people who face health challenges and those who are healthy. Freedom Leaf’s “Leafceuticals” brand is the company’s most advanced product line for health care practitioners, caregivers and patients. “IrieCBD” and “Hempology” are the company’s flagship lines of premium full-spectrum, Hemp-derived CBD products rich in CBD’s, terpenes and flavonoids and integrated with potent health botanicals. The Company is soon to launch a THC-free line of Hemp CBD health products under the “NatureBorn” brand, and developing performance CBD beverage and CBD beauty product lines.

For over 30 years, the founders of FRLF fought for citizen rights to access plant-based care, and pioneered premium hemp health products as a first step to clean health. Today, FRLF produces premium hemp products from seed to shelf using proprietary science-backed formulations and rigorous product testing FRLF is a socially conscious, vertically-integrated company maintaining all of the highest standards in quality and safety, with a focus on continual innovation to deliver ever-better plant-based care products.

The Company’s major business lines are:

☐	Legal Industrial Hemp Cultivation

☐	Cannabidiol Extraction, Distillation, and Processing

☐	Expert Product Formulation

☐	Nutraceutical Brand Marketing

☐	Ancillary Products & Niche Markets

☐	Affiliate Marketing Programs

☐	E-Commerce Solutions

☐	Global Media & Advertising Networks

Basis of Presentation

The Company prepares its consolidated financial statements in conformity with generally accepted accounting principles in the United States of America. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. These unaudited condensed consolidated financial statements have been prepared in accordance with GAAP pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Additionally, the results of operations for the six months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended June 30, 2018 included in the Company’s 2018 Annual Report on Form 10-K, filed with the SEC on October 15, 2018.

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

Revenue Recognition

The Company recognizes revenue for our services in accordance with ASC 606, "Revenue from Contracts with Customers." Under these guidelines, revenue is recognized on transactions when all of the following exist: persuasive evidence of an arrangement did exist, delivery of service has occurred, the sales price to the buyer is fixed or determinable and collectability is reasonably assured. The Company has five primary revenue streams as follows:

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

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares that may dilute future earnings per share consist of Series A convertible preferred stock and warrants to purchase common stock. As of December 31, 2018, there were 222,870,976 such common stock equivalents. Equivalent shares are not utilized when the effect is anti-dilutive.

Going Concern

The Company has a net loss attributable to common stockholders for the six months ended December 31, 2018 of $2,823,632 and has used cash in operations of $2,353,725 for the six months ended December 31, 2018. In addition, as of December 31, 2018, the Company had an accumulated deficit of $12,394,157. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of the issuance of these financial statements.

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

NOTE 2 – INVENTORY

Inventories at December 31, 2018 and June 30, 2018 consisted of the following:

	December 31,	June 30,
	2018	2018
Raw materials	$–	$–
Work-in-process	182,327	126,047
Finished goods	310,317	111,681
Inventory reserve	(36,039)	(36,039)
Inventory, net	$456,605	$201,689

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2018 and June 30, 2018 consisted of the following:

	December 31, 2018	June 30, 2018
Machinery and equipment	$1,986,674	$2,022,980
Furniture and fixtures	28,205	25,000
Land	474,563	630,805
Buildings	2,268,906	2,170,963
Total property and equipment	4,758,348	4,849,478

Less: Accumulated depreciation	(332,276)	(63,698)
Property and equipment, net	$4,426,072	$4,786,050

The depreciation expense for the six months ended December 31, 2018 and 2017, was $272,390 and $6,187, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets at December 31, 2018 and June 30, 2018 consisted of the following:

	December 31, 2018	June 30, 2018
Websites and other intangible assets	$880,355	$519,923
Trademarks and trade names	446,000	342,682
Customer relationships	712,000	712,000
Patents and intellectual property	264,160	264,160
Total intangible assets	2,302,515	1,838,765

Less: Accumulated amortization	(750,070)	(316,191)
Intangible assets, net	$1,552,445	$1,522,574

The amortization expense for the six months ended December 31, 2018 and 2017, was $433,431 and $9,699 respectively.

The following table presents the amortization for the next five years:

2019	379,467
2020	544,755
2021	173,301
2022	171,965
2023 and thereafter	282,957
Total	$1,552,445

NOTE 5 – INVESTMENTS

On July 26, 2018, the Company issued 3,000,000 Shares of the common stock to Messers. Michael Woloshin and Joseph Abrams (existing stockholders and owners of the Company’s 25%-owned Cicero Transact Group, LLC), in return of a 25% ownership interest in Cicero Platform Group LLC, a crypto-currency company. The closing stock price on that date was $0.125 per share, valuing the shares issued at $375,000. The Company has recorded the investment under the cost method given that the Company does not control or have the ability to exercise significant influence over operating and financial policies. The cost method investments for the at December 31, 2018 and June 30, 2018, was $1,370,400 and $995,400, respectively.

NOTE 6 – BUSINESS COMBINATIONS

Tierra Science Global, LLC

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

Purchase Consideration:

The provisional fair value of the purchase consideration issued to the sellers of Tierra was allocated to the net tangible assets acquired. We accounted for the acquisition of Tierra as the purchase of a business under GAAP under the acquisition method of accounting, the assets and liabilities acquired were recorded as of the acquisition date, at their respective fair values and consolidated with those of our company. The fair value of the net assets acquired, net of liabilities assumed, and was approximately $300,630. The excess of the aggregate fair value of the net tangible and intangible assets has been treated as goodwill. The purchase price allocation was based, in part, on management’s knowledge of Tierra’s business and is preliminary. Once the Company completes its analysis to finalize the purchase price allocation, which includes finalizing the valuation report from a third-party appraiser and a review of potential intangible assets, it is reasonably possible that there could be significant changes to the preliminary values below.

Provisional consideration given:

Cash Consideration
Common stock shares given	300,630
Notes payable assumed	129,800
Total consideration given	$430,430

Assets acquired and liabilities assumed at preliminary fair value:

Current assets	$1,210
Current liabilities	33,780
Net Working Capital	(32,570)

Property and equipment	15,000
Trade names and trademarks	55,000
Non-Compete Agreements	120,000
Customer contracts and relationships	209,000
Assembled Workforce	64,000
Total Consideration	$430,430

The following presents the pro forma combined results of operations of the Company with Tierra as if the entities were combined on July 1, 2017.

For the Six Months Ended
Dec 31, 2018,
Revenues, net	$1,393,603
Net loss allocable to common stockholders	(2,833,066)
Net loss per common share	$(0.01)
Weighted-average number of share outstanding	221,396,199

Revenue recognized by Tierra from acquisition through December 31, 2018 was $475,400. The pro-forma results of operations are presented for information purposes only. The pro forma results of operations are not intended to present actual results that would have been attained had the acquisitions been completed as of July 1, 2018 or to project potential operating results as of any future date or for any future periods.

AccuVape, Inc.

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

In consideration of the transaction the Company issued to that Company’s owners: (i) $126,000 in cash plus (ii) 496,667 shares of the Company’s common stock, valued at $155,208 based on the closing price of the common stock on that day. Additionally, the Company entered into a two-year employment agreement with the Company’s principal executive, pursuant to which she is contacted to receive: (i) $2,000 per month in cash plus (ii) annual incentive compensation equal to 22% of any “Gross Margin” increase over the prior 12 months, all of which incentive compensation shall be paid in Company common stock. Apart from the purchase price, the company agrees to reimburse the seller the sum of $27,500 in full satisfaction of itemized expenses.

Purchase Consideration:

The provisional fair value of the purchase consideration issued to the sellers of AccuVape was allocated to the net tangible assets acquired. We accounted for the acquisition of AccuVape as the purchase of a business under GAAP under the acquisition method of accounting, the assets and liabilities acquired were recorded as of the acquisition date, at their respective fair values and consolidated with those of our company. The fair value of the net assets acquired, net of liabilities assumed, and was approximately $18,642. The excess of the aggregate fair value of the net tangible and intangible assets has been treated as goodwill. The purchase price allocation was based, in part, on management’s knowledge of AccuVape business and is preliminary. Once the Company completes its analysis to finalize the purchase price allocation, which includes finalizing the valuation report from a third-party appraiser and a review of potential intangible assets, it is reasonably possible that there could be significant changes to the preliminary values below.

Provisional consideration given:

Cash consideration	$126,000
Fair value of common stock	155,208
Liabilities assumed	27,500
Total consideration given	$308,708

Assets acquired and liabilities assumed at provisional fair value:

Current assets	$44,271
Property and equipment	1,871
Goodwill *	262,566
Total Consideration	$308,708

*	We are reviewing for potential intangible assets, which potentially may change the intangible assets.

The following presents the pro forma combined results of operations of the Company with AccuVape as if the entities were combined on July 1, 2018.

For the Six months ended
December 31,
2018
Revenues, net	$1,397,225
Net loss allocable to common stockholders	(2,856,615)
Net loss per common share	$(0.01)
Weighted-average number of share outstanding	221,396,199

Revenue recognized by AccuVape from acquisition through December 31, 2018 was $17,136. The pro-forma results of operations are presented for information purposes only. The pro forma results of operations are not intended to present actual results that would have been attained had the acquisitions been completed as of July 1, 2018 or to project potential operating results as of any future date or for any future periods.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2018, there were no pending or threatened lawsuits.

NOTE 8 – RELATED PARTIES

Cowan, a former director and officer of the Company, has payables and accruals due to him of $0 and $15,485 as of December 31, 2018 and June 30, 2018, respectively, which amounts were recorded in Payable to related party. The payable, as agreed upon verbally, has a maturity date greater than one year, without any other set terms for repayment. Imputed interest is immaterial.

Clifford J. Perry (“Perry”), Chief Executive officer and a director of the Company, has accruals due to him of $45,660 (all of which was recorded as Accounts payable and accrued expenses) and $32,813 as of December 31, 2018 and June 30, 2018, respectively. Imputed interest is immaterial.

Raymond P. Medeiros (“Medeiros”), a director of the Company, has payables and accruals due to him of $43,694 (all of which was recorded as Accounts payable and accrued expenses) and $63,000 as of December 31, 2018 and June 30, 2018, respectively. Imputed interest is immaterial.

NOTE 9 – NOTES PAYABLE

	December 31,	June 30,
	2018	2018

Note payable bearing interest at 0.0%, originated March 3, 2017, due on March 3, 2020	$96,000	$99,000

Note payable bearing interest at 5.0%, originated May 17, 2018, due on December 31, 2022	4,511,824	4,629,486

Note payable bearing interest at 0.0%, originated June 5, 2018, due on September 5, 2018	–	95,000

Note payable bearing interest at 8.0%, originated July 3, 2018, due on January 3, 2019, net of original issuance discounts of $3,098 and $-0- respectively	66,000	–

Note payable, assumed in acquisition of Tierra Sciences, bearing interested at 0.0% originated on October 23, 2017, due on demand	–	–

Note payable, assumed in acquisition of Tierra Sciences, bearing interested at 0.0% originated on February 21, 2018, due on demand	–	–

Note payable, assumed in acquisition of Tierra Sciences, bearing interested at 0.0% originated on July 26, 2018, due on demand	1,300	–

Total notes payable	$4,675,124	$4,823,486
Less: current portion	(348,037)	(381,575)

Long-term notes payable	$4,327,087	$4,441,911

NOTE 10 – STOCKHOLDERS’ EQUITY

Series A Preferred Stock

On May 24, 2016, the Board of Directors of the Company authorized amending the Company’s Articles of Incorporation to authorize 10,000,000 shares of “blank check” preferred stock and designate 1,000,000 of the shares as Series A preferred stock. Each share of the Series A preferred stock is entitled to 500 votes and is convertible into 100 shares of common stock.

As of December 31, 2018, 684,012 shares of Series A preferred stock were held by Mr. Perry and 264,010 shares of Series A preferred stock were held by Mr. Cowan.

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

As of December 31, 2018, 222,870,976 shares of common stock were issued, issuable and outstanding. During the quarter ended December 31, 2018, the Company agreed to issue 37,501,611 shares of common stock, as detailed below, resulting in there being 222,870,976 shares outstanding as of December 31, 2018:

	Shares	Fair Value	Average Price Per Share

Common stock issued for:
Business combinations	2,496,667	$455,838	$0.18
Cost method investments	3,000,000	$375,000	$0.13
Cash and warrants	30,597,946	$3,328,500	$0.11
Services	1,406,998	$300,824	$0.21

Total	37,501,611	$4,460,162

Warrants

As of September 30, 2018, warrants to acquire 50,794,444 shares of common stock were outstanding.

No additional Warrants were issued during the quarter:

As of December 31, 2018, warrants to acquire 49,794,444 shares of common stock were outstanding.

A summary of the status of the options and warrants granted as at December 31, 2018 and June 30, 2018, and changes during the years then ended is presented below:

		Weighted-
		Average
		Exercise
	Number of	Price per
	Warrants	Share
Outstanding at September 30, 2018	50,794,444	$0.21
Granted	–
Exercised	–
Cancelled	(1,200,000)	$0.05
Outstanding at December 31, 2018	49,594,444	$0.20
Exercisable at December 31, 2018	49,594,444	$0.20

A summary of the status of the warrants outstanding at December 31, 2018 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price
$0.01 - $0.09	1,000,000	3.05 years	1,000,000	$0.05
$0.10 - $0.19	30,594,444	2.47 years	30,594,444	$0.17
$0.20 - $0.29	18,000,000	2.71 years	18,000,000	$0.25

	49,594,444	2.56 years	49,594,444	$0.20

Stock Option Plan

On June 27, 2016, the Board of Directors approved the 2016 Stock Option Plan which has reserved 10,000,000 shares of common stock. There are no stock options outstanding as of December 31, 2018.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements, except as stated herein.

On January 3, 2019, the Company issued 291,262 shares of common stock, valued at $75,000, to David Vautrin in connection with his appointment as a Director of the Company.

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

Results of Operations

For the three months ended December 31, 2018 and December 31, 2017

Revenues

Our revenue was $749,564 for the three months ended December 31, 2018, compared to $6,332 for the three months ended December 31, 2017. Revenue, by class, is as follows:

	For the three months ended
Revenues:	December 31,
	2018	2017
Magazine related	$638	$5,826
Sale of products	748,973	506
Total	$749,564	$6,332

Comparative results for the quarter reflect the consummation of our IRIE and Tierra acquisitions and recent launch of various CBD products through our Leafceuticals subsidiary. Note that, the Company has been shifting its focus away from licensing revenues, its primary source of revenue in fiscal 2017, and toward the sale of products.

Operating Expenses

Direct costs of revenues were $537,893 and $36,680 for the three months ended December 31, 2018 and 2017, respectively. Direct costs of revenues, by class, is as follows:

	For the three months ended
Direct costs of revenue:	December 31,
	2018	2017
Magazine related	$13,362	$36,680
Sale of products	524,531	–
Total	$537,893	$36,680

The increase in direct costs reflects that the Company’s revenues now predominately derive from the sale of products.

For the three months ended December 31, 2018 our general and administrative expenses and marketing and selling expenses were $1,957,114 compared to $603,299 for the three months ended December 31, 2017, resulting in an increase of $1,353,815. The increases were largely attributable to: (1) increased overhead associated with IRIE’s and Tierra’s operations; (2) one-time and recurring expenses related to the Company greenhouse operations in Spain; (3) one-time expenses relate to the launch of CBD and Hempology sales (such as pre-production research and development costs); (4) development expenses related to various projects that the Company believes, when implemented, will expand web sales, and (5) increasing general and administrative expenses and marketing and selling expenses in anticipation of expanding product sales various planned activities.

Other income (expenses)

Other income (expense) was expense of $5,115 for the three months ended December 31, 2018, compared to an expense of $108,767 for the three months ended December 31, 2017.

Net loss attributable to common shareholders was $1,711,866 for the three months ended December 31, 2018, compared to net loss of $742,414 for the three months ended December 31, 2017. The higher net loss for the three months ended December 31, 2018 as compared to the same period in 2017 is largely attributable to: (1) increased overhead associated with IRIE’s and Tierra’s operations; (2) one-time and recurring expenses related to the Company greenhouse operations in Spain; (3) one-time expenses relate to the launch of CBD and Hempology sales (such as pre-production research and development costs); (4) development expenses related to various projects that the Company believes, when implemented, will expand web sales, and (5) increasing general and administrative expenses and marketing and selling expenses in anticipation of expanding product sales various planned activities.

For the Six months ended December 31, 2018 and December 31, 2017

Revenues

Our revenue was $1,358,222 for the six months ended December 31, 2018, compared to $7,659 for the six months ended December 31, 2017. Revenue, by class, is as follows:

	For the six months ended
Revenues:	December 31,
	2018	2017
Magazine related	$1,110	$5,825
CBD oil	4,875	–
Sale of products	1,353,237	1,833
Total	$1,358,222	$7,659

Comparative results for the six months reflect the consummation of our IRIE and Tierra acquisitions and recent launch of various CBD products through our Leafceuticals subsidiary. Note that, the Company has been shifting its focus away from licensing revenues, its primary source of revenue in fiscal 2017, and toward the sale of products.

Operating Expenses

Direct costs of revenues were $807,018 and $69,826 for the six months ended December 31, 2018 and 2017, respectively. The increase in direct costs reflects that the Company’s revenues now predominately derive from the sale of products.

Direct costs of revenues, by class, is as follows:

	For the six months ended
Direct costs of revenue:	December 31,
	2018	2017
Magazine related	$27,415	$68,850
Sale of products	779,603	976
Total	$807,018	$69,826

The increases were largely attributable to: : (1) increased overhead associated with IRIE’s and Tierra’s operations; (2) one-time and recurring expenses related to the Company greenhouse operations in Spain; (3) one-time expenses relate to the launch of CBD and Hempology sales (such as pre-production research and development costs); (4) development expenses related to various projects that the Company believes, when implemented, will expand web sales, and (5) increasing general and administrative expenses and marketing and selling expenses in anticipation of expanding product sales various planned activities.

For the six months ended December 31, 2018 our general and administrative expenses and marketing and selling expenses were $3,492,509 compared to $1,253,522 for the six months ended December 31, 2017, resulting in an increase of $2,238,987. The increases were largely attributable to: (1) increased overhead associated with IRIE’s and Tierra’s operations; (2) one-time and recurring expenses related to the Company greenhouse operations in Spain; (3) one-time expenses relate to the launch of CBD and Hempology sales (such as pre-production research and development costs); (4) development expenses related to various projects that the Company believes, when implemented, will expand web sales, and (5) increasing general and administrative expenses and marketing and selling expenses in anticipation of expanding product sales various planned activities.

Other income (expenses)

Other income (expense) was income of $88,124 for the six months ended December 31, 2018, compared to an expense of $134,309 for the six months ended December 31, 2017.

Net loss attributable to common shareholders was $2,823,632 for the six months ended December 31, 2018, compared to net loss of $1,449,998 for the six months ended December 31, 2017. The higher net loss for the six months ended December 31, 2018 as compared to the same period in 2017 is largely attributable to: (were largely attributable to: (1) increased overhead associated with IRIE’s and Tierra’s operations; (2) one-time expenses relate to the launch of CBD and Hempology sales (such as pre-production research and development costs); (3) development expenses related to various projects that the Company believes, when implemented, will expand web sales, and (4) increasing general and administrative expenses and marketing and selling expenses in anticipation of expanding product sales various planned activities.

Liquidity and Capital Resources

Overview

As of December 31, 2018, the Company had $855,386 in cash. We expect to incur a minimum of approximately $10,000,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including operating expenses associated with our businesses, corporate overhead, legal and accounting fees.

Liquidity and Capital Resources during the six months ended December 31, 2018 compared to the six months ended December 31, 2017

We used cash in operations of $2,353,725 for the six months ended December 31, 2018, compared to cash used in operations of $173,252 for the six months ended December 31, 2017. The negative cash flow from operating activities for the six months ended December 31, 2018 is attributable to the Company's net loss attributable to common shareholders of primarily due to: (1) increased overhead associated with IRIE’s and Tierra’s operations; (2) one-time and recurring expenses related to the Company greenhouse operations in Spain; (3) one-time expenses relate to the launch of CBD and Hempology sales (such as pre-production research and development costs); (4) development expenses related to various projects that the Company believes, when implemented, will expand web sales, and (5) increasing general and administrative expenses and marketing and selling expenses in anticipation of expanding product sales various planned activities.

We used cash in investing or financing activities of $113,730 and $0 for the six months ended December 31, 2018 and 2017.

We had cash provided by financing activities of $3,240,442 for the six months ended December 31, 2018, of which $3,328,500 was from the proceeds of the sale of common stock and warrants compared to $98,246 for the same period in 2017.

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

Going Concern

The accompanying financial statements and the factors within it, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the ability of the Company to continue as a going concern for a reasonable period of time. The Company sustained net losses attributable to common shareholders of $2,823,632 and cash used in operating activities of $2,353,725 for the six months ended December 31, 2018. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a period of one year from the date of issuance of these financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ending December 31, 2018, the Company issued the following unregistered securities. These securities were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, Regulation D promulgated thereunder as there was no general solicitation, and the transactions did not involve a public offering.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Number	Description

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1, filed on July 22, 2013)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1, filed on July 22, 2013)
3.3	Articles of Merger (incorporated by reference to our Current Report on Form 8-K, filed on February 25, 2015)
3.4	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K, filed on June 9, 2016)
10.1	Merger Agreement dated November 6, 2014 (incorporated by reference to our Form 10-Q/A for the period ended December 31, 2014, filed on September 11, 2015)
10.2	Audit for the Period Ended November 6, 2014 of Freedom Leaf Inc., the private company (incorporated by reference to our Form 10-Q/A for the period ended December 31, 2014, filed on September 11, 2015)
10.3	License Agreement with Freedom Leaf Iberia, B.V. (incorporated by reference to our Form 8-K filed on February 28, 2017)
10.4	License Agreement with Freedom Leaf Netherlands, B.V. (incorporated by reference to our Form 8-K filed on February 28, 2017)
10.5	Distribution Agreement with NuAxon Bioscience, Inc. (incorporated by reference to our Form 8-K filed on March 17, 2017)
10.6	License Agreement with BBD Healthcare Strategies, LLC (incorporated by reference to our Form 8-K filed on April 3, 2017)
10.7	LaMarihuana.com Asset Purchase Agreement (incorporated by reference to our Form 8-K filed on May 31, 2017)
10.8	LaMarihuana.com Asset Purchase Agreement Partial Waiver (incorporated by reference to our Form 10-Q filed on February 21, 2018)
10.9	Green Market Europe Purchase Agreement (incorporated by reference to our Form 8-K filed on February 7, 2018)
10.10	Green Market Europe Purchase Agreement Amendment (incorporated by reference to our Form 8-K filed on February 7, 2018)
10.11	Irie CBD Asset Purchase Agreement dated March 3, 2018 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 8, 2018)
10.12	Cicero Exchange Agreement dated May 11, 2018 incorporated by reference to our Form 10-Q filed on June 29, 2018
31.1 (1)	Certification of Principal Executive Officer of Freedom Leaf Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 (1)	Certification of Principal Accounting Officer of Freedom Leaf Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (1)	Certification of Principal Executive Officer of Freedom Leaf Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
32.2 (1)	Certification of Principal Accounting Officer of Freedom Leaf Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
101.INS	XBRL Taxonomy Extension Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________

(1) Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Freedom Leaf Inc.

Dated: February 19, 2019	By: /s/ Clifford J. Perry
Clifford J. Perry
Chief Executive Officer

Dated: February 19, 2019	By: /s/ Laurence Ruhe
Laurence Ruhe
Chief Financial Officer

