Form 10-Q
period 2019-03-31
Freedom Leaf Inc.
filed 2019-05-15
CIK 1581545

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-55687

FREEDOM LEAF INC.

(Exact name of Registrant as specified in its charter)

Nevada	46-2093679
(State of incorporation)	(IRS Employer ID Number)

3571 E. Sunset Road, Suite 420

Las Vegas, Nevada 89120

877-442-0411

(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As May 15, 2019, there were 223,180,095 shares of common stock, par value $0.001 per share issued, issuable, and outstanding.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	FRLF	OTCQB

FREEDOM LEAF INC.

FORM 10-Q

MARCH 31, 2019

2

PART I – FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FREEDOM LEAF INC.

And Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2019,	June 30, 2018,
	(Unaudited)
ASSETS
Current assets
Cash	$268,658	$54,380
Accounts receivable, net	341,889	161,975
Inventory, net	557,933	201,689
Prepaid expenses	234,898	567,280
Due from related party	–	28,606
Total current assets	1,403,378	1,013,930

Property and Equipment, net	4,189,751	4,786,050
Intangible assets, net	1,624,518	1,522,574
Goodwill	189,000	70,000
Cost method investments	1,370,400	995,400
Other assets	95,985	11,584

Total assets	$8,873,032	$8,399,538

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$625,036	$557,654
Accounts payable and accrued expenses to related parties	107,035	–
Current portion of long-term notes payable	542,503	95,000
Short-term notes payable	301,300	286,575
Deferred revenue	9,045	–

Total current liabilities	1,584,919	939,229

Non-current liabilities
Long-term notes payable, net of current portion	3,904,627	4,441,911

Total non-current liabilities	3,904,627	4,441,911

Total liabilities	5,489,546	5,381,140

Commitments and contingencies	–	–

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized	–	–
Series A preferred stock, 1,000,000 shares authorized, 948,022 shares issued and outstanding at March 31, 2019 and June 30, 2018, respectively	948	948
Common stock, $0.001 par value, 500,000,000 shares authorized, 223,180,095 and 185,369,365 shares issued, issuable, and outstanding at March 31, 2019 and June 30, 2018, respectively	223,177	185,370
Additional paid-in capital	16,880,262	12,377,907
Accumulated other comprehensive income	28,410	3,833
Accumulated deficit	(13,773,630)	(9,540,976)
Total Freedom Leaf Inc. stockholders' equity	3,359,167	3,027,082
Non-controlling interest	24,319	(8,684)
Total stockholders' equity	3,383,486	3,018,398

Total liabilities and stockholders' equity	$8,873,032	$8,399,538

See accompanying notes to unaudited condensed consolidated financial statements.

FREEDOM LEAF INC.

And Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income/ (Loss)

(Unaudited)

	For three months ending		For nine months ending
	March 31,		March 31,
	2019	2018	2019	2018
Revenue, net	$835,293	$56,254	$2,193,515	$63,913
Operating expenses
Direct costs of revenue	503,869	81,045	1,310,887	150,871
General and administrative	1,163,283	337,409	3,793,540	1,186,222
Depreciation and amortization	605,067	84,935	1,069,050	108,251
Bad debt expense	23,223	221,294	5,895	637,817
Marketing and selling	33,796	54,237	207,556	58,554
Total operating expenses	2,087,402	778,920	6,386,929	2,141,715
Operating loss	(1,252,109)	(722,666)	(4,193,414)	(2,077,802)
Other income (expense)
Interest expense	(2,420)	(1,659)	(14,411)	(14,439)
Loss on settlement of debt	–	(113,936)	–	(419,098)
Interest income	56	7	171	10,331
Loss on conversion of debt into common stock	–	(781,523)	–	(781,523)
Gain on extinguishment of liabilities	–	54,157	–	54,157
Gain on forgiveness of debt	–	–	100,000	–
Loss on expiration of option	(125,000)	–	(125,000)	–
Change in fair value of embedded conversion features	–	(36,575)	–	(59,127)
Beneficial conversion feature	–	34,178	–	(45,416)
Total other income (expense)	(127,364)	(845,351)	(39,240)	(1,255,115)
Provision for income taxes	–	–	–	–
Net loss before non-controlling interest	(1,379,473)	(1,568,017)	(4,232,654)	(3,332,917)
Loss attributable to non-controlling interest	3,454	6,876	33,003	6,876
Net loss attributable to common stockholders	$(1,376,019)	$(1,561,141)	$(4,199,651)	$(3,326,041)
Net loss attributable to common stockholders per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted average number of shares outstanding - basic and diluted	221,396,199	158,509,748	213,163,928	137,114,271
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	15,774	102	24,577	22
Total Comprehensive Loss	$(1,360,245)	$(1,561,039)	$(4,175,074)	$(3,326,019)

See accompanying notes to unaudited condensed consolidated financial statements.

FREEDOM LEAF, INC.

And Subsidiaries

Consolidation Statement of Stockholders' Equity

March 31, 2018

	Preferred Stock		Common Stock Issuable		Common Stock		Stock Sub Rec	Additional paid in Capital	Non Controlling Interest	Accumulated Comprehensive Income	Subscription Receivable	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2017	948,022	948	1,793,195	1,793	109,308,600	109,309	–	4,996,756	–	–	–	(4,920,988)	187,818
Issuance of common stock for services	–	–	(1,793,195)	(1,793)	15,282,672	15,283	–	447,838	–	–	–	–	461,328
Net loss for the period ended September 30, 2017	–	–	–	–	–	–	–	–	–	–	–	(708,031)	(708,031)
Balance at September 30, 2017	948,022	948	–	–	124,591,272	124,592	–	5,444,594	–	–	–	(5,629,019)	(58,885)
Issuance of common stock and warrants for cash	–	–	–	–	967,000	967	–	13,533	–	–	–	–	14,500
Issuance of common stock for services	–	–	–	–	22,062,426	22,062	–	652,705	–	–	–	–	674,767
Net loss for the period ended December 31, 2017	–	–	–	–	–	–	–	–	–	–	–	(741,966)	(741,966)
Balance at December 31, 2017	948,022	948	–	–	147,620,698	147,621	–	6,110,832	–	–	–	(6,370,985)	(111,584)
Issuance of common stock and warrants for cash	–	–	–	–	6,318,801	6,319	–	541,494	–	–	–	–	547,813
Issuance of common stock in business combinations	–	–	–	–	4,220,000	4,220	–	291,180	–	–	–	–	295,400
Issuance of common stock for services	–	–	–	–	3,581,213	3,581	–	1,573,090	–	–	–	–	1,576,671
Accumulated comprehensive income	–	–	–	–	–	–	–	–	–	(6,854)	–	–	(6,854)
Net loss for the period ended March 31, 2018	–	–	–	–	–	–	–	–	–	–	–	(1,876,044)	(1,876,044)
Balance at March 31, 2018	948,022	948	–	–	161,740,712	161,741	–	8,516,596	–	(6,854)	–	(8,247,029)	425,402

See accompanying notes to unaudited condensed consolidated financial statements.

FREEDOM LEAF INC.

and Subsidiaries

Consolidation Statements of Stockholders' Equity

March 31, 2019

	Preferred Stock		Common Stock Issuable		Common Stock		Stock Sub Rec	Additional paid in Capital	Non Controlling Interest	Accumulated Comprehensive Income	Subscription Receivable	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2018	948,022	948	660,752	663	184,708,613	184,707	–	12,377,907	(8,684)	3,833	–	(9,540,976)	3,018,398
Issuance of common stock and warrants for cash	–	–	–	–	4,702,424	4,702	–	323,798	–	–	–	–	328,500
Issuance of common stock for cost method investment	–	–	–	–	3,000,000	3,000	–	372,000	–	–	–	–	375,000
Issuance of common stock in business combinations	–	–	–	–	2,000,000	2,000	–	298,630	–	–	–	–	300,630
Issuance of common stock for services	–	–	(492,242)	(493)	1,511,268	1,511	–	138,082	–	–	–	–	139,100
Issuance of common stock for stock subscription	–	–	25,000,000	25,000	–	–	(2,750,000)	2,975,000	–	–	–	–	250,000
Accumulated comprehensive income	–	–	–	–	–	–	–	–	–	(1,154)	–	–	(1,154)
Net loss for the period ended September 30, 2018	–	–	–	–	–	–	–	–	(9,143)	–	–	(1,102,623)	(1,111,766)
Balance at September 30, 2018	948,022	948	25,168,510	25,170	195,922,305	195,920	(2,750,000)	16,485,417	(17,827)	2,679	–	(10,643,599)	3,298,708
Issuance of common stock and warrants for cash	–	–	895,522	895	25,000,000	25,000	–	2,974,105	–	–	–	–	3,000,000
Issuance of common stock in business combinations	–	–	–	–	496,667	497	–	154,711	–	–	–	–	155,208
Issuance of common stock for services	–	–	(87,650)	(89)	475,622	475	–	161,338	–	–	–	–	161,724
Issuance of common stock for stock subscription	–	–	(25,000,000)	(25,000)	–	–	2,750,000	(2,975,000)	–	–	–	–	(250,000)
Accumulated comprehensive income	–	–	–	–	–	–	–	–	38,692	9,957	–	–	48,649
Net loss for the period ended December 31, 2018	–	–	–	–	–	–	–	–	–	–	–	(1,750,558)	(1,750,558)
Balance at December 31, 2018	948,022	948	976,382	976	221,894,594	221,892	–	16,800,571	20,865	12,636	–	(12,394,157)	4,663,731
Issuance of common stock for services	–	–	–	–	309,119	309	–	79,691	–	–	–	–	80,000
Accumulated comprehensive income	–	–	–	–	–	–	–	–	–	15,774	–	–	15,774
Net loss for the period ended March 31, 2019	–	–	–	–	–	–	–	–	3,454	–	–	(1,370,473)	(1,376,019)
Balance at March 31, 2019	948,022	948	976,382	976	222,203,713	222,201	–	16,880,262	24,319	28,410	–	(13,773,630)	3,383,486

See accompanying notes to unaudited condensed consolidated financial statements.

FREEDOM LEAF INC.

And Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended March 31,

(Unaudited)

	2019	2018
Cash flows from operating activities:
Net loss	$(4,232,654)	$(3,332,917)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,070,922	108,251
Gain on forgiveness of debt	(100,000)	–
Amortization of debts discounts	6,000	–
Beneficial conversion feature	–	187,902
Gain on settlement of contingent liabilities	–	(150,000)
Loss on common stock issued for accounts payable	–	189,114
Issuance of common stock for services	380,823	571,858
Loss on conversion of debt	–	710,447
Loss on revaluation of derivative liabilities	–	59,217
Bad debt expense	–	637,817
Loss on expiration of option	125,000	–

Changes in operating assets and liabilities:
Accounts receivable	(179,897)	(21,451)
Inventory	(247,579)	(55,285)
Prepaid expense	204,835	(119,138)
Deposit	(95,985)	–
Other assets	–	(40,600)
Accounts payable and accrued expenses	145,937	607,198
Accounts payable and accrued expenses to related parties	28,606	127,499
Net cash used in operating activities	(2,894,063)	(520,088)
Cash flows from (used in) investing activities
Cash received in acquisition of GME	–	3,546
Intangible asset acquired	–	(27,938)
Cash received in acquisition - Tierra	1,210	–
Cash paid in acquisition - Accuvape	(83,899)	–
Capitalized website development costs	(170,600)	–
Purchases of property and equipment	(3,449)	–
Net cash from (used in) investing activities	(256,738)	(24,392)
Cash flows from financing activities:
Proceeds from sale of common stock	3,328,500	646,058
Repayments on notes payable	(284,826)	(97,382)
Proceeds from notes payable	360,000	166,842
Net cash provided by financing activities	3,403,673	715,518
Change in Cash - Pre FX	252,872	–
Effects of exchange rates on cash	(38,594)	(7,992)
Net increase in cash	214,278	163,046
Cash at beginning of period	54,380	2,498
Cash at end of period	$268,658	$165,544
Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–
Non-cash investing and financing activities:
Issuance of common stock for accounts payable and accrued expenses	$–	$662,459
Issuance of common stock for inventory	$–	$27,200
Issuance of notes payable for financing fees	$–	$–
Financed purchases of property and equipment	$–	$148,500
Initial debt discounts	$6,000	$–
Common stock issued for cost method investment	$375,000	$–
Common stock issued in business combination - GME	$–	$396,728
Common stock issued in business combination - Tierra	$300,630	$–
Common stock issued in business combination - Accuvape	$155,208	$–
Exercise of warrants for the issuance of common stock	$–	$215
Notes assigned between holders	$–	$118,602
Initial debt discounts	$–	$116,625
Common stock issued for settlement of debt	$–	$1,346,520
Common stock issued for rights agreement	$–	$22,000

See accompanying notes to unaudited condensed consolidated financial statements.

Freedom Leaf Inc.

And Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2019

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

Subsidiary Entities:

☐	Cannabis Business Solutions Inc. (“Cannabis Business Solutions”), a Nevada corporation, was formed on February 5, 2014, and is a wholly-owned subsidiary of the Company. This subsidiary had no activity until the agreement with Valencia Web Technology S.L., B-97183354.

☐	Leafceuticals Inc. (“Leafceuticals”), formerly known as Cannabiz U, Inc., a Nevada corporation, was formed on February 13, 2014, and is a wholly-owned subsidiary of the Company. It operates the Company’s Hempology and IRIE brands.

☐	Freedom Leaf International Inc. (“Freedom Leaf International”), a Nevada corporation, was formed on November 27, 2015, and is a wholly-owned subsidiary of the Company. This subsidiary has had no activity to date.

☐	Leafceuticals Europe, SL, formed on June 28, 2018, is a wholly-owned subsidiary of the Company. It owns our Valencia greenhouse operations.

☐	Freedom Leaf Cares Inc. (“Freedom Leaf Cares”), a Nevada corporation, was formed on October 1, 2014, and is a wholly-owned subsidiary of the Company. Freedom Leaf Cares was dissolved in 2016. Until dissolution, this subsidiary had no activity.

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

Basis of Presentation

The Company prepares its consolidated financial statements in conformity with generally accepted accounting principles in the United States of America. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. These unaudited condensed consolidated financial statements have been prepared in accordance with GAAP pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Additionally, the results of operations for the nine months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended June 30, 2018 included in the Company’s 2018 Annual Report on Form 10-K, filed with the SEC on October 15, 2018.

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

Net Income (Loss) Per Share

In accordance with ASC 260-10, “Earnings per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares that may dilute future earnings per share consist of Series A convertible preferred stock and warrants to purchase common stock. As of March 31, 2019, there were 49,444,444 such potential common stock equivalents from warrants that were excluded from the diluted EPS calculation. Equivalent shares are not utilized when the effect is anti-dilutive.

Going Concern

The Company has a net loss attributable to common stockholders for the nine months ended March 31, 2019 of $4,203,105 and has used cash in operations of $2,894,063 for the nine months ended March 31, 2019. In addition, as of March 31, 2019, the Company had an accumulated deficit of $13,773,630.

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The ability of the Company to continue its operations is dependent on the execution of management’s plans, which include the raising of capital through the debt and/or equity markets, as well as through acquisitions, until such time that funds provided by operations are sufficient to fund working capital requirements.

NOTE 2 – INVENTORY

Inventories at March 31, 2019 and June 30, 2018 consisted of the following:

	March 31,	June 30,
	2019	2018
Raw materials	$–	$–
Work-in-process	110,802	126,047
Finished goods	483,170	111,681
Inventory reserve	(36,039)	(36,039)
Inventory, net	$557,933	$201,689

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2019 and June 30, 2018 consisted of the following:

	March 31, 2019	June 30, 2018
Machinery and equipment	$1,949,594	$2,022,980
Furniture and fixtures	25,000	25,000
Land	464,976	630,805
Buildings	2,223,069	2,170,963
Total property and equipment	4,662,639	4,849,478

Less: Accumulated depreciation	(472,888)	(63,698)
Property and equipment, net	$4,189,751	$4,786,050

Depreciation expense for the nine months ended March 31, 2019 and 2018, was $418,644 and $24,569, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets at March 31, 2019 and June 30, 2018 consisted of the following:

	March 31, 2019	June 30, 2018
Websites and other intangible assets	$914,273	$519,923
Trademarks and trade names	389,000	342,682
Customer relationships	921,000	712,000
Patents and intellectual property	366,842	264,160
Total intangible assets	2,591,115	1,838,765

Less: Accumulated amortization	(966,597)	(316,191)
Intangible assets, net	$1,624,518	$1,522,574

Amortization expense for the nine months ended March 31, 2019 and 2018 was $650,406 and $83,722 respectively.

The following table presents the amortization for the next five years:

2019 remaining	199,644
2020	622,209
2021	249,685
2022	225,252
2023	204,336
2024 and thereafter	123,392
Total	$1,624,518

NOTE 5 – INVESTMENTS

On July 26, 2018, the Company issued 3,000,000 Shares of the common stock to Messers. Michael Woloshin and Joseph Abrams (existing stockholders and owners of the Company’s 25%-owned Cicero Transact Group, LLC), in return of a 25% ownership interest in Cicero Platform Group LLC, a crypto-currency company. The closing stock price on that date was $0.125 per share, valuing the shares issued at $375,000. The Company has recorded the investment under the cost method given that the Company does not control or have the ability to exercise significant influence over operating and financial policies. The cost method investments for March 31, 2019 and June 30, 2018, was $1,370,400 and $995,400, respectively.

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

Provisional consideration given:

Cash Consideration
Common stock shares given	300,630
Notes payable assumed	129,800
Total consideration given	$430,430

Assets acquired and liabilities assumed at preliminary fair value:

Current assets	$1,210
Current liabilities	33,780
Net Working Capital	(32,570)

Property and equipment	15,000
Trade names and trademarks	55,000
Non-Compete Agreements	120,000
Customer contracts and relationships	209,000
Assembled Workforce	64,000
Total Consideration	$430,430

The following presents the pro forma combined results of operations of the Company with Tierra as if the entities were combined on July 1, 2017.

For the Nine Months Ended
March 31, 2019
Revenues, net	$2,228,896
Net loss allocable to common stockholders	$(4,248,591)
Net loss per common share	$(0.02)
Weighted-average number of share outstanding	213,163,928

Revenue recognized by Tierra from acquisition through March 31, 2019 was $718,276. The pro-forma results of operations are presented for information purposes only. The pro forma results of operations are not intended to present actual results that would have been attained had the acquisitions been completed as of July 1, 2018 or to project potential operating results as of any future date or for any future periods.

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

Provisional consideration given:

Cash consideration	$126,000
Fair value of common stock	155,208
Liabilities assumed	27,500
Total consideration given	$308,708

Assets acquired and liabilities assumed at provisional fair value:

Current assets	$69,837
Property and equipment	1,871
Patents	87,000
Trade Name	7,000
Non-Complete Agreement	19,000
Assembled Workforce	5,000
Goodwill	119,000
Total Consideration	$308,708

The following presents the pro forma combined results of operations of the Company with AccuVape as if the entities were combined on July 1, 2018.

For the Nine months ended
March 31,
2019
Revenues, net	$2,232,518
Net loss allocable to common stockholders	(4,232,634)
Net loss per common share	$(0.02)
Weighted-average number of share outstanding	213,163,928

Revenue recognized by AccuVape from acquisition through March 31, 2019 was $42,670. The pro-forma results of operations are presented for information purposes only. The pro forma results of operations are not intended to present actual results that would have been attained had the acquisitions been completed as of July 1, 2018 or to project potential operating results as of any future date or for any future periods.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2019, there were no pending or threatened lawsuits.

NOTE 8 – RELATED PARTIES

Cowan, a former director and officer of the Company, has payables and accruals due to him of $0 and $15,485 as of March 31, 2019 and June 30, 2018, respectively, which amounts were recorded in Payable to related party. The payable, as agreed upon verbally, has a maturity date greater than one year, without any other set terms for repayment. Imputed interest is immaterial.

Clifford J. Perry (“Perry”), Chief Executive officer and a director of the Company, has accruals due to him of $79,859 (all of which was recorded as Accounts payable and accrued expenses) and $32,813 as of March 31, 2019 and June 30, 2018, respectively. Imputed interest is immaterial.

Raymond P. Medeiros (“Medeiros”), a director of the Company, has payables and accruals due to him of $27,176 (all of which was recorded as Accounts payable and accrued expenses) and $63,000 as of March 31, 2018 and June 30, 2018, respectively. Imputed interest is immaterial.

NOTE 9 – NOTES PAYABLE

On March 15, 2019, the Company executed a promissory note for $300,000 with Paul Pelosi, Jr. a former Director of the Company. The note pays interest of 10% of the note amount, or $30,000, which amount is payable at the maturing date of the Note – 100 days after availability of funds.

	March 31,	June 30,
Notes payable as of March 31, 2019 and June 30, 2018 consist of the following:	2019	2018

Note payable bearing interest at 0.0%, originated March 3, 2017, due on March 3, 2020	$94,500	$99,000

Note payable bearing interest at 5.0%, originated May 17, 2018, due on December 31, 2022	4,342,630	4,629,486

Note payable bearing interest at 0.0%, originated June 5, 2018, due on September 5, 2018	–	95,000

Note payable bearing interest at 8.0%, originated July 3, 2018, due on January 3, 2019, net of original issuance discounts of $3,098 and $-0- respectively	–	–

Note payable, assumed in acquisition of Tierra Sciences, bearing interested at 0.0% originated on October 23, 2017, due on demand	–	–

Note payable being interest at 10% originated March 15, 2019, due on July 05, 2019	300,000	–

Note payable, assumed in acquisition of Tierra Sciences, bearing interested at 0.0% originated on February 21, 2018, due on demand	–	–

Note payable, assumed in acquisition of Tierra Sciences, bearing interested at 0.0% originated on July 26, 2018, due on demand	1,300	–

Total notes payable	$4,748,430	$4,823,486
Less: current portion	(843,803)	(381,575)

Long-term notes payable	$3,904,627	$4,441,911

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

As of March 31, 2019 there were a total of 948,022 shares of Series A issued and outstanding of which, , 684,012 shares of Series A preferred stock were held by Mr. Perry and 264,010 shares of Series A preferred stock were held by Mr. Cowan.

Common Stock

The Company is authorized to issue up to 500,000,000 shares of common stock par value $0.001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

As of March 31, 2019, 223,180,095 were outstanding. During the quarter ended March 31, 2019, the Company issued 309,119 shares of common stock.

	Shares	Fair Value	Average Price Per Share

Common stock issued for:
Business combinations	2,496,667	$455,838	$0.18
Cost method investments	3,000,000	$375,000	$0.13
Cash and warrants	30,597,946	$3,328,500	$0.11
Services	1,716,117	$380,752	$0.22

Total	37,810,730	$4,540,090

Warrants

As of March 31, 2019, warrants to acquire 49,444,444 shares of common stock were outstanding. No additional Warrants were issued during the quarter:

A summary of the status of the options and warrants granted as at March 31, 2019 and June 30, 2018, and changes during the years then ended is presented below:

		Weighted-
		Average
		Exercise
	Number of	Price per
	Warrants	Share
Outstanding at June 30, 2018	8,794,444	$0.12
Granted	42,000,000	0.21
Exercised	(1,350,000)	0.06
Outstanding at March 31, 2019	49,444,444	$0.20
Exercisable at March 31, 2019	49,444,444	$0.20

A summary of the status of the warrants outstanding at March 31, 2019 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price
$0.01 - $0.09	1,000,000	2.80 years	1,000,000	$0.05
$0.10 - $0.19	30,444,444	2.23 years	30,444,444	$0.17
$0.20 - $0.29	18,000,000	2.46 years	18,000,000	$0.25

	49,444,444	2.33 years	49,444,444	$0.20

Stock Option Plan

On June 27, 2016, the Board of Directors approved the 2016 Stock Option Plan which has reserved 10,000,000 shares of common stock. There are no stock options outstanding as of March 31, 2019.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

Company Overview

Freedom Leaf Inc. (“Freedom Leaf,” “FRLF,” and the “Company”) began as a media company in 2013 and has since steadily evolved into a multinational corporation primarily focused on the development and sale of premium hemp-based nutraceutical health and wellness products to a rapidly growing U.S. and international market. New markets such as South Africa, South Korea, and a number of countries in the EU will help drive FRLF’s international presence and continue to help grow revenue. FRLF researches and manufactures hemp products with operations Leafceuticals Europe S.L.U. and Leafceuticals Inc. The Company then markets and sells plant-based wellness products under the Freedom Leaf, IRIE, and Hempology brands. Market awareness, customer relationships and distribution channels are reinforced in carefully-targeted demographic niches through the Company’s multiple global media properties, including Marijuana News, LaMarihuana.com, Marihuana-Medicinal.com, and Freedom Leaf Magazine. The Company also cross-markets via B2B and B2C entities such as Cicero Transact LLC, through international affiliate marketing programs under the Tierra Sciences Global brand, and through a soon-to-be introduced online, nationwide marketing initiative with KSW Marketing Group.

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

Growth Strategy Initiative

Recently, in order to streamline operations, focus more on core competencies and help drive robust growth, the company has decided to focus more on developing and marketing its family of products and less on full vertical integration. With domestic and international hemp supplies on the rise, it’s become more cost effective to source good, clean hemp rather than cultivate it in-house. Because of this change in supply, and its foreseen continued ease of access, the company has decided to focus its resources on continuing to be one of the top hemp-based CPG companies in the industry. This move will allow for greater agility, quicker go-to-market strategies and will allow management to focus on key growth initiatives. This decision was aided by an ever-changing regulatory environment in Spain where the companies’ hemp cultivation is based. These changes in regulations made it cost prohibitive to cultivate in that particular market and subsequently the company has begun its exit strategy which will, in the near future, positively affect cash-flow and remove a large liability from its balance sheet.

Freedom Leaf Inc. is an audited and reporting public company traded under the symbol (OTCQB: FRLF) with corporate headquarters located at 3571 E. Sunset Road, Las Vegas, Nevada 89120.

Results of Operations

For the three months ended March 31, 2019 and March 31, 2018

Revenues

Our revenue was $835,293 for the three months ended March 31, 2019, compared to $56,254 for the three months ended March 31, 2018. Revenue, by class, is as follows:

	For the three months ended
Revenues:	March 31,
	2019	2018
Magazine related	$201	–
Sale of products	835,092	56,254
Total	$835,293	56,254

Comparative results for the quarter reflect the consummation of our IRIE and Tierra acquisitions and recent launch of various CBD products through our Leafceuticals subsidiary. Note that, the Company has been shifting its focus away from licensing revenues, its primary source of revenue in fiscal 2017, and toward the sale of products.

Operating Expenses

Direct costs of revenues were $503,869 and $81,045 for the three months ended March 31, 2019 and 2018, respectively. Direct costs of revenues, by class, is as follows:

	For the three months ended
Direct costs of revenue:	March 31,
	2019	2018
Magazine related	$12,100	25,102
Sale of products	491,769	55,943
Total	$503,869	81,045

The increase in direct costs reflects that the Company’s revenues now predominately derive from the sale of products.

For the three months ended March 31, 2019 our general and administrative expenses and marketing and selling expenses were $1,583,533 compared to $697,875 for the three months ended March 31, 2018, resulting in an increase of $885,658. The increases were largely attributable to: (1) increased overhead associated with IRIE’s and Tierra’s operations; (2) one-time and recurring expenses related to the Company greenhouse operations in Spain; (3) development expenses related to various projects that the Company believes, when implemented, will expand web sales, and (5) increasing general and administrative expenses and marketing and selling expenses in anticipation of expanding product sales various planned activities.

Other income (expenses)

Other income (expense) was expense of $127,364 for the three months ended March 31, 2019, compared to an expense of $845,351 for the three months ended March 31, 2018. $125,000 of the other expense for the three months ended March 31, 2019 was a noncash charge related to shares previously granted in connection with an option to purchase real estate – which the Company did not exercise.

Net loss attributable to common shareholders was $1,379,473 for the three months ended March 31, 2019, compared to net loss of $1,561,141 for the three months ended March 31, 2018. The higher net loss for the three months ended March 31, 2019 as compared to the same period in 2018 is largely attributable to: (1) increased overhead associated with IRIE’s and Tierra’s operations; (2) one-time and recurring expenses related to the Company greenhouse operations in Spain; (3) one-time expenses relate to the launch of CBD and Hempology sales (such as pre-production research and development costs); (4) development expenses related to various projects that the Company believes, when implemented, will expand web sales, and (5) increasing general and administrative expenses and marketing and selling expenses in anticipation of expanding product sales various planned activities.

For the Nine months ended March 31, 2019 and March 31, 2018

Revenues

Our revenue was $2,193,515 for the nine months ended March 31, 2019, compared to $63,913 for the nine months ended March 31, 2018. Revenue, by class, is as follows:

	For the nine months ended
Revenues:	March 31,
	2019	2018
Magazine related	$1,311	5,826
Sale of products	2,192,204	58,087
Total	$2,193,515	63,913

Comparative results for the nine months reflect the consummation of our IRIE and Tierra acquisitions and recent launch of various CBD products through our Leafceuticals subsidiary. Note that, the Company has been shifting its focus away from licensing revenues, its primary source of revenue in fiscal 2018, and toward the sale of products.

Operating Expenses

Direct costs of revenues were $1,310,887 and $150,871 for the nine months ended March 31, 2019 and 2018, respectively. The increase in direct costs reflects that the Company’s revenues now predominately derive from the sale of products.

Direct costs of revenues, by class, is as follows:

	For the nine months ended
Direct costs of revenue:	March 31,
	2019	2018
Magazine related	$39,515	77,218
Sale of products	1,271,372	73,653
Total	$1,310,887	150,871

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

For the nine months ended March 31, 2019, our general and administrative expenses and marketing and selling expenses were $5,076,042 compared to $1,990,844 for the nine months ended March 31, 2018, resulting in an increase of $3,085,198. The increases were largely attributable to: (1) increased overhead associated with IRIE’s and Tierra’s operations; (2) one-time and recurring expenses related to the Company greenhouse operations in Spain; (3) one-time expenses relate to the launch of CBD and Hempology sales (such as pre-production research and development costs); (4) development expenses related to various projects that the Company believes, when implemented, will expand web sales, and (5) increasing general and administrative expenses and marketing and selling expenses in anticipation of expanding product sales various planned activities.

Other income (expenses)

Other income (expense) was expense of $39,240 for the nine months ended March 31, 2019, compared to an expense of $1,255,115 for the nine months ended March 31, 2018.

Net loss attributable to common shareholders was $4,203,105 for the nine months ended March 31, 2019, compared to net loss of $3,326,041 for the nine months ended March 31, 2018. The higher net loss for the nine months ended March 31, 2019 as compared to the same period in 2018 is largely attributable to: (were largely attributable to: (1) increased overhead associated with IRIE’s and Tierra’s operations; (2) one-time expenses relate to the launch of CBD and Hempology sales (such as pre-production research and development costs); (3) development expenses related to various projects that the Company believes, when implemented, will expand web sales, and (4) increasing general and administrative expenses and marketing and selling expenses in anticipation of expanding product sales various planned activities.

Liquidity and Capital Resources

Liquidity and Capital Resources during the nine months ended March 31, 2019 compared to the nine months ended March 31, 2018

As of March 31, 2019, the Company had $268,658 in cash. We used cash in operations of $2,894,063 for the nine months ended March 31, 2019, compared to cash used in operations of $520,088 for the nine months ended March 31, 2018. The negative cash flow from operating activities for the nine months ended March 31, 2019 was attributable to the Company's net loss attributable to common shareholders of primarily due to: (1) increased overhead associated with IRIE’s and Tierra’s operations; (2) one-time and recurring expenses related to the Company greenhouse operations in Spain; (3) one-time expenses relate to the launch of CBD and Hempology sales (such as pre-production research and development costs); (4) development expenses related to various projects that the Company believes, when implemented, will expand web sales; (5) increasing general and administrative expenses and marketing and selling expenses in anticipation of expanding product sales various planned activities, and (6) increased Inventory based on pending orders and in anticipation of growing sales.

We used cash in investing activities of $256,738 and $24,392 for the nine months ended March 31, 2019 and 2018, respectively. The increase in cash used in investing activities of $232,346 was due to the acquisition of two companies (Tierra Sciences and AccuVape), as well as the investment of $170,600 in website development costs.

We had cash provided by financing activities of $3,403,673 and $715,518 for the nine months ended March 31, 2019 and 2018, of which $3,328,500 was from the proceeds of the sale of common stock and warrants compared to $646,058 for the same period in 2018.

We will have to raise funds to pay for our expenses. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us.

Going Concern

The accompanying financial statements and the factors within it, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the ability of the Company to continue as a going concern for a reasonable period of time. The Company sustained net losses attributable to common shareholders of $4,203,105 and cash used in operating activities of $2,894,063 for the nine months ended March 31, 2019. In recent months the company has made great strides in reducing overall expenses and focusing on both top and bottom line growth. This progress is on-going but starting to directly affect cash flow positively. However, the Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to the chief executive and chief financial officer to allow timely decisions regarding disclosure.

As of the end of the period covered by this report an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of such date.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ending March 31, 2019, the Company issued 309,119 shares unregistered securities. These securities were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, Regulation D promulgated thereunder as there was no general solicitation, and the transactions did not involve a public offering.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Number	Description

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1, filed on July 22, 2013)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1, filed on July 22, 2013)
3.3	Articles of Merger (incorporated by reference to our Current Report on Form 8-K, filed on February 25, 2015)
3.4	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K, filed on June 9, 2016)
10.1	Merger Agreement dated November 6, 2014 (incorporated by reference to our Form 10-Q/A for the period ended December 31, 2014, filed on September 11, 2015)
10.2	Audit for the Period Ended November 6, 2014 of Freedom Leaf Inc., the private company (incorporated by reference to our Form 10-Q/A for the period ended December 31, 2014, filed on September 11, 2015)
10.3	License Agreement with Freedom Leaf Iberia, B.V. (incorporated by reference to our Form 8-K filed on February 28, 2017)
10.4	License Agreement with Freedom Leaf Netherlands, B.V. (incorporated by reference to our Form 8-K filed on February 28, 2017)
10.5	Distribution Agreement with NuAxon Bioscience, Inc. (incorporated by reference to our Form 8-K filed on March 17, 2017)
10.6	License Agreement with BBD Healthcare Strategies, LLC (incorporated by reference to our Form 8-K filed on April 3, 2017)
10.7	LaMarihuana.com Asset Purchase Agreement (incorporated by reference to our Form 8-K filed on May 31, 2017)
10.8	LaMarihuana.com Asset Purchase Agreement Partial Waiver (incorporated by reference to our Form 10-Q filed on February 21, 2018)
10.9	Green Market Europe Purchase Agreement (incorporated by reference to our Form 8-K filed on February 7, 2018)
10.10	Green Market Europe Purchase Agreement Amendment (incorporated by reference to our Form 8-K filed on February 7, 2018)
10.11	Irie CBD Asset Purchase Agreement dated March 3, 2018 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 8, 2018)
10.12	Cicero Exchange Agreement dated May 11, 2018 incorporated by reference to our Form 10-Q filed on June 29, 2018
31.1 (1)	Certification of Principal Executive Officer of Freedom Leaf Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 (1)	Certification of Principal Accounting Officer of Freedom Leaf Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (1)	Certification of Principal Executive Officer of Freedom Leaf Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
32.2 (1)	Certification of Principal Accounting Officer of Freedom Leaf Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
101.INS (2)	XBRL Taxonomy Extension Instance Document
101.SCH (2)	XBRL Taxonomy Extension Schema Document
101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (2)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document

__________

(1) Filed herewith

(2) To be filed by Amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Freedom Leaf Inc.

Dated: May 15, 2019	By: /s/ Clifford J. Perry
Clifford J. Perry
Chief Executive Officer

Dated: May 15, 2019	By: /s/ Laurence Ruhe
Laurence Ruhe
Chief Financial Officer

