Form 10-K
period 2019-06-30
Freedom Leaf Inc.
filed 2019-11-14
CIK 1581545

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number: 000-55687

FREEDOM LEAF INC.

(Exact name of registrant as specified in its charter)

Nevada	46-2093679
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3939 Beltline Road, Suite 350, Addison, Texas	75001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 811-4367

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable.	Note applicable.	Not applicable.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On December 31, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $42,611,581, based upon the closing price on that date of the common stock of the registrant on the OTC Link alternative quotation system of $0.2189. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its common stock are deemed to be affiliates of the registrant.

As of November 14, 2019, the registrant had 310,600,203 shares of its common stock, $0.001 par value, outstanding.

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

ii

PART I

Item 1. Business

Business Overview

Freedom Leaf Inc. (the “Company”) is a hemp consumer packaged goods company engaged in the development and commercialization of a portfolio of brands that market and sell responsibly produced cannabinoid-rich products for health and well-being. The Company competes in the growth segments of the hemp industry as a one-stop shop supplier for major retailers and distributors. From traditional retail to e-commerce, from direct-to-consumer to medical, the Company has commercialized hemp CBD across multiple channels. The Company’s portfolio of products is robust, with competitive offerings in the tincture, softgel, gummy, sparkling water, vapeable, and topical segments. Products are marketed through direct-to-store sales and direct-to-consumer models and are supported by distribution partnerships at the regional, national, and international levels.

The Company’s products are differentiated from our competitors by: (a) rigorous testing and quality control; (b) premium branding and packaging; (c) white-glove treatment for consumers and businesses; and (d) informative, educational web content. The Company’s target market is health-conscious consumers who are becoming more interested in and better educated on plant-based wellness alternatives. This growing segment of the population is driven to pursue a healthier lifestyle, and the Company believes that a worldwide acceleration of consumer awareness with respect to hemp and CBD products uniquely positions Freedom Leaf to capitalize on this change in consumer sentiment. The Company’s goal is to become the world’s leading hemp consumer packaged goods company. Over the past several years, the Company has built the foundation for growth, and is poised to take full advantage of the hemp CBD market opportunity.

Corporate History

The Company was incorporated in the state of Nevada on February 21, 2013, under the name of Arkadia International. On November 6, 2014, the Company merged with Freedom Leaf Inc., a private Nevada corporation, and the Company changed its name to Freedom Leaf Inc.

On May 31, 2019, the Company closed the acquisition of Dallas, Texas-based ECS Labs LLC (the “Acquisition”), including its two-wholly owned operating subsidiaries, B&B Labs, LLC, and Texas Wellness Center, LLC, which constitute the “Green Lotus” premium hemp CBD products brand (collectively “Green Lotus”). As part of the transaction, the Company’s Board of Directors (the “Board”) named Carlos Frias, the founder and CEO of Green Lotus, as the Chief Executive Officer of the Company.

The new senior management team and all corporate functions, including accounting and finance, sales and marketing are now domiciled at Green Lotus’ headquarters in Dallas, Texas. Upon the closing of the Acquisition and in conjunction with announcement that the finance team would be relocated from Las Vegas to Green Lotus’ Dallas, Texas headquarters, Larry Ruhe, the Company’s former CFO, resigned. Mr. Ruhe’s duties were assumed on an interim basis by Mr. John Kalkanian, who began serving as the Company’s CFO at closing. An extensive search for a new Dallas, Texas-based CFO was conducted, and in September of 2019, the Company hired Brian Moon, who has over 30 years of accounting and CFO experience, as its CFO.

Mr. Daniel Nguyen, former partner in acquired Green Lotus, serves as Chief Science Officer of the Company and oversee R&D and production.

The Company is an audited and reporting publicly traded company under the symbol (OTCQB:FRLF) with corporate headquarters located at 3939 Beltline Rd., Suite 350, Addison, Texas.

The Company’s Mission

The Company’s mission is to improve the wellbeing of individuals and communities by providing access to natural, organic hemp oil products, and to drive awareness of the benefits of hemp oil by crafting informative and educational content for consumers.

The Company’s Market Opportunity

The Company’s long-term objective is to become the leading global hemp consumer packaged goods company. The Company believes that all the necessary components and capabilities are in place to accomplish this objective. The Company intends to achieve this goal by driving organic growth supported by a diverse product portfolio of healthy and functional lifestyle products in leading product categories across all distribution channels through an aligned network of retailers and distribution partners.

We believe that the hemp CBD industry has the potential to disrupt the pharmaceutical, alcohol, tobacco, textile, and food and beverages sectors. Traditional consumer packaged companies recognize the rapid adoption of cannabis products and have responded by forming partnerships and or have made investments in some of the leading cannabis players in North America. We are already witnessing this phenomenon in the beer industry. It is no coincidence that the first non-cannabis consumer packaged goods companies to make major investments in the sector were beer manufacturers, with Constellation Brands leading the way with its $4.0 billion investment in Canadian-based Canopy Growth Corp. in 2018. This was followed by AB InBev’s investment in a joint venture with Tilray to research cannabis-infused drinks for the Canadian market, and Molson Coors Canada’s joint venture agreement with Hydropothecary Corp. to develop non-alcoholic, cannabis-infused beverages. Big tobacco has joined with Altria Group, Inc.’s $1.8 billion investment in Canadian-based Cronos Group, Inc.

Food and beverages that contain vitamins and other additives and ingredients to enhance health and well-being will see increased competition from products containing cannabinoids including CBD. For example, we believe that many consumers will replace traditional sports or energy drinks with cannabinoid-enhanced beverages. As an example of our ability to meet the anticipated demand for the aforementioned beverages, Green Lotus released a suite of hemp CBD carbonated beverages in Q1 of fiscal 2020.

The Company’s Growth Strategies

o	Rebranding and creating a leading consumer packaged goods company
o	Partnering with established distributors and retailers
o	Focus on operational excellence and product quality
o	Establish greater transparency and higher level of communication with the capital markets
o	New strategic plan and corporate restructuring

Rebranding and Creating a Leading Consumer Packaged Goods Company. The Company is building a robust hemp CBD consumer packaged goods platform with industry-leading brands in the U.S. and Mexico. These are early days in the development of the hemp CBD sector, and the Company believes that firms that can scale, develop strong distribution networks, and offer high-quality brands will emerge as the industry leaders. The Company is in the final stages of a planned rebranding, which will include a new holding company name, stock symbol, and a marketing and e-commerce plan that will reflect a “house of brands” strategy, providing the Company with a more effective platform to organically develop or acquire additional brands to further our growth. The Company will also leverage first-mover advantage to fully penetrate the Mexican market.

Partnering with established distributors and retailers. As the industry evolves, the distribution of hemp products has increasingly mirrored the distribution of wellness and other consumer packaged goods. To efficiently and rapidly increase our scale, the Company has formed partnerships with established distributors and leading regional and national retailers to expand our domestic footprint. Through these partnerships and an aggressive marketing outreach, the Company has gained traction with some of the largest distributors in the United States and is in advanced talks to partner with leading traditional retailers and state-licensed cannabis players. In addition, as an example, the Company is supporting its omnichannel selling approach throughout North America in the following ways:

o	Retail – scale internal sales force while securing deals with established distributors to reach growth segments.
o	E-Commerce – the Company is augmenting its internal team and working with media, analytics, and public relations firms who specialize in cannabis to enhance our brand awareness and drive online sales.
o	Medical – establish brand credibility through partnerships with companies collecting patient data and medical practitioners, including participation in prospective clinical trials.

Focus on operational excellence and product quality. To support the Company’s robust sales pipeline in the United States and Mexico, the Company has made strategic investments in operations, including supply chain, manufacturing capabilities, product development, research and development, and multi-channel distribution. In doing so, the Company has developed a quality management system that enables it to meet the requirements of the regulatory agencies in the markets where the Company exports products, while consistently delivering high-quality and compliant products in all jurisdictions in which we operate.

Establish greater transparency and higher level of communication with the capital markets. In Q3 of fiscal 2019, the Company hired KCSA, a leading investor relations and public relations firm in the cannabis space, to assist in communications and to support the underserved and much needed investor relations functions at the Company. The Company intends to aggressively market its story to both investors and retail consumers.

Strategic Plan & Corporate Restructuring. Following the Acquisition of Green Lotus, the Board of Directors of the Company (the “Board”) approved a strategic plan with the following objectives: (a) to transform the Company into a leading consumer packaged goods hemp CBD company with a concentration on the Green Lotus and IrieCBD brands in the United States and Mexico, rather than building a vertically-integrated hemp company in the U.S. and Europe; (b) sell or shut down non-core and non-accretive business segments; (c) consolidate the Company’s manufacturing, sales, distribution and corporate functions into the newly acquired Green Lotus infrastructure, resulting in operational synergies and cost savings; and (d) formulate a comprehensive corporate rebranding plan for the Company.

The following actions have been executed or are underway as part of the Company’s Board-approved strategic review and restructuring plan:

o	IrieCBD Operations: Immediately following the Acquisition, all IrieCBD manufacturing and distribution operations in Oakland, California, were transitioned to Green Lotus’ facilities in Dallas, Texas. IrieCBD has already begun realizing the benefit of Green Lotus’ experienced internal sales team, gaining access to multiple medium-to-large accounts throughout the U.S. Staff redundancies have been addressed, and full staff integration was completed in Q4 of fiscal 2019.

o	Leafceuticals Europe: The Company exercised its option to terminate its Spanish greenhouse lease in May 2019, eliminating its remaining $4.3 million of payment obligations. In 2018, Leafceuticals Europe S.L.U. (“Europe”), a subsidiary of the Company, purchased a 430,000 sq. ft. indoor grow facility located in Valencia, Spain. Consistent with the Company’s plan to more efficiently leverage resources and focus capital on building its family of brands in North America, as of June 2019, all operations of Leafceuticals Europe ceased.

o	Tierra Science Global: Tierra Science Global, LLC (“Tierra”) was acquired in 2018 and became a wholly owned subsidiary of the Company. Tierra offers health care supplements and wellness products through direct sales teams in Asia, Europe, and North America. Tierra was sold back to its original owners in July 2019.

o	Hempology: To focus on the Company’s core brands, the Company sold Hempology to San Francisco Distribution Company. The Hempology brand was developed internally. Its portfolio included organic herbal vapeables, tinctures, topicals, and edibles, with a focus on all-natural and locally sourced ingredients. The Board determined that further investment in Hempology was unnecessary given the line of organic products offered by Green Lotus.

o	Leafceuticals Inc. (US): Because the Company is not pursuing a strategy of developing a fully integrated processing and extraction capability, the Board determined that Leaufceuticals is a non-core asset. Accordingly, the Company has sold all extraction equipment domiciled in its Las Vegas facility and will be out of the space by the end of calendar 2019. Leafceuticals is the Company’s wholly owned extraction and processing division, with a manufacturing facility located in Las Vegas, Nevada. Leafceuticals Inc. is the holder of a Nevada Department of Agriculture Hemp Handler’s License, allowing for the legal extraction and processing of industrial hemp cannabinoids.

o	Cicero Transact Group, LLC and Cicero Platform, LLC: The Company’s stake in Cicero was sold to Sinclair Inc. effective June 27, 2019. In 2018, the Company purchased a minority stake in: (1) Cicero Transact Group, LLC, an online business-to-business deal platform, and (2) Cicero Platform Group LLC, a crypto-focused company. The Board determined this was a non-core asset. The Company’s stake in both Cicero entities was sold for $145,000 in July of 2019.

o	Accuvape: Acquired by the Company in November 2018 as part of its vertical integration initiative, Accuvape, Inc. served as a consumer hardware company compatible with the Company’s Hempology vape cartridges. Accuvape is a non-core asset. On October 10, 2019, the Company and the former owner entered into a settlement agreement regarding the disposition of Accuvape. The agreement requires the Company to deposit up to $10,000 into the account of Accuvape for payment of business expenses, pay the net sums of $8,000 to the former owner and $4,000 to another Accuvape employee as severance of their employment with the Company, and issue a note payable of $42,000 to the former owner bearing interest at 12% per annum if not paid in full by November 15, 2019. The Company additionally assumed vendor obligations totaling a minimum of $35,830. Additional obligations relating to a lease termination are required to be paid by the Company; the cost of these obligations is not expected to be material.

o	Plants to Paper LLC: The Board determined that Plants to Paper is a non-core asset, and the Company is engaged in discussions with the owners to sell back its minority stake. The Company owns 25% of Plants to Paper LLC. Plants to Paper LLC holds a provisional patent for the first organic, toxin-free hemp “wraps” to replace chemically treated paper for smoking.

o	Media Properties: FreedomLeaf.com is the online website for the Company’s print publication, “Freedom Leaf Magazine.” The Board has determined that this publication is inconsistent with the Company’s strategy of developing leading consumer product brands and is a non-core asset. The Company is engaged in discussions with several interested parties, and the Company expects a sale of these properties by the end of Q4 of fiscal 2020.

The Company’s Consumer Product Brands

Green Lotus™ Hemp (“Green Lotus™”) is a rapidly growing premium hemp oil products brand that manufactures and distributes premium cannabinoid products including tinctures, gel caps, edibles, topicals, vape cartridges, and beverages made from organic industrial hemp. Green Lotus™ has grown rapidly since its inception in 2016 and now has a national presence in over 1,200 locations in the U.S. and is a first mover in the Mexican CBD market, with 4,000 points of initial distribution.

IrieCBD (“Irie”) – Founded in 2014, Irie’s mission is to provide full-spectrum, natural solutions for health and wellness. Irie is a premium-priced hemp brand, distributing full-spectrum hemp CBD tinctures, edibles, topicals and capsules to over 300 high-end retailers and health and wellness chains in the United States and abroad.

The Company’s Capabilities

Supply Chain: Over the past several years, the Company has been developing and solidifying its national supply chain relationships in recognition that the industry would become more competitive and increasingly consolidated. The Company has structured mutually beneficial relationships with its dry goods and packaging suppliers, developed a pipeline of premium hemp biomass with cultivators in Colorado and Oregon, and invested in its internal production and manufacturing teams, as well as its strategic contract manufacturing partners.

Processing and Extraction: The Company purchases biomass directly from cultivators on the spot market and through futures contracts. The Company does not own land or grow its own hemp. With the passage of the 2018 Farm Bill, the Company believes that the number of acres dedicated to hemp cultivation will increase dramatically, leading to more supply and lower prices for isolates and extract, which is currently the case. The Company maintains a tolling arrangement with Mile High Labs in Colorado, who produces the Company’s raw extract, which the Company then further refines and processes in its facilities.

Lab Capabilities: The Company’s Dallas, Texas lab is managed by Chief Science Officer Daniel Nguyen, who has 19 years of experience in pharmaceuticals, nutraceuticals, cosmetics, compounding and manufacturing. Mr. Nguyen manages an experienced team of R&D and product development specialists who have extensive experience in product creation and nutraceutical manufacturing.

Manufacturing: In addition to the Company’s 10,000 sq. ft. manufacturing facility in Dallas, Texas, which is utilized primarily to produce tinctures for the Green Lotus and IrieCBD brands, the Company works with an additional eight contract manufacturers across the United States. These additional manufacturers have expertise in specific product lines, allowing for product specialization and reducing the need for the Company to invest in costly production and manufacturing facilities.

Sales & Marketing: As a result of the Green Lotus acquisition, the Company has acquired a highly skilled and experienced internal sales, account management, and merchandising team numbering 16 professionals. This team focuses on new account sales, account retention, education, and customer service. Each team member touches an average of approximately 100 accounts per day. Now, with a broader product line, the Company’s sales team can expand its reach. Senior members of the revenue team focus on large accounts and face-to-face account management, as well as acting as brand ambassadors at leading industry trade shows to generate sales leads. Each sales team member has individual targets for increasing “base” volume through distribution expansion and “incremental” volume through promotions and other in-store merchandising and display activity. Compensation is variable and performance based.

The Company markets its hemp products using a content strategy focused on high-value education distributed through a range of marketing mediums, including in-store merchandising and promotions, experiential marketing, events, and sponsorships, digital marketing and social media, direct marketing, and traditional media including print, radio, outdoor, and TV.

Distribution: The Company wholesales its brands through a network of approximately 10 distributors nationwide. In fiscal Q3 2019, the Company finalized a one-year distribution agreement with Greenlane Holdings (ticker GNLN), the leading wholesaler for premium cannabis and CBD products, serving approximately 11,000 vape and head shops nationwide. Green Lotus currently distributes its products to approximately 1,000 vape and head shops, and this new partnership will significantly expand the Company’s nationwide reach and sales potential.

The Company is in advanced discussions with several leading grocery, convenience and specialty food store distributors in the U.S., as well as several large national and regional grocery and specialty food operators, and non-grocery retail operators. The Company is confident that it will close one or more of these potential distribution contracts over the next twelve months.

E-Commerce Platform: The Company has historically targeted the B2B market, and the Company believes there is significant untapped potential in fully developing its e-commerce capabilities, which is a top priority. Direct-to-consumer e-commerce revenue represents approximately 10% of consolidated revenue, with 75% of total e-commerce revenue generated by the IrieCBD brand. Currently, Green Lotus generates a de minimis amount of revenue through its e-commerce channel.

By fiscal year-end 2020, the Company expects to more than double its e-commerce revenue on a monthly basis. This untapped potential represents a significant opportunity and major area of focus for the Company, as direct-to-consumer sales generate much higher margins than are available through wholesale channels.

Websites/Media: The Company’s customer-facing websites include GreenLotusHemp.com, FreedomLeaf.com, IrieCBD.com, and LaMarihuana.com. These websites offer brand-specific products directly to consumers and provide product and cannabinoid education, which is an important element of the Company’s marketing strategy.

LaMarihuana.com, the largest Spanish language cannabis website in the world, is currently underutilized from an advertising revenue standpoint. The Company sees significant opportunities to drive consumers to the Green Lotus and IrieCBD e-commerce platforms through links and banner ads, as well as to display promotions for the Company’s full line of CBD products. The Company is in the process of finalizing a strategy to fully monetize this asset in partnership with CBD Life SA. The Company expects to implement its new strategy beginning in Q2 of fiscal 2020.

Key Strategic Partner – CBD Life SA

The Company completed its inaugural shipment of $600,000 of topical hemp CBD products to Mexico on July 31, 2019, with an additional $1.2 million in topical products shipped in fiscal Q3 2019. These products will be distributed by Green Lotus' partner in Mexico, CBD Life SA, in up to 4,000 locations initially and expanding to upwards of 40,000 locations by the end of 2020.

This shipment represents the first-ever commercial order of hemp CBD retail products in Mexico through regular distribution channels. The initial shipment included three topical SKUs labeled as “Heat,” “Freeze,” and “Salve.” Product labels read, "Manufactured by Green Lotus." The Company has an exclusive contractual relationship with CBD Life SA that extends through March 2021, and the Company is engaged in discussions to extend the contractual relationship well beyond 2021. All Mexican import licenses are registered in the name of Green Lotus and CBD Life SA.

The Company is a first mover in the Mexican market, and Green Lotus is set to expand its catalog of products, with $26 million in purchase orders from CBD Life SA for tinctures, gel caps, edibles, and beverages, which the Company began shipping on July 31, 2019.

Over the past three years, Green Lotus has worked closely with CBD Life SA and the Mexican government to obtain the necessary permits and meet the appropriate regulatory requirements to reach this milestone. Obtaining these permits was a difficult, time-consuming process. The Company believes that the challenges inherent in meeting regulatory requirements represent a significant barrier to entry for its competitors, translating to a strategic advantage for the Company.

The Endocannabinoid System and Benefits of CBD

Discovered in the early 1990s, the endocannabinoid system (“ECS”) is an internal regulatory system that maintains homeostasis in human and animal physiology. The endocannabinoid system consists of molecules produced by the human body and are found at almost every pain pathway from nerves and immune cells to the spinal cord and brain. Endocannabinoid receptors allow endocannabinoids – like CBD – to bind and signal to the body’s ECS to address any bodily functions that are out of balance. The ECS helps regulate a variety of functions in the body, both physiological and cognitive, including appetite, mood, inflammatory responses, stress response, memory, and pain.

The plant Cannabis sativa L. contains over 113 phytocannabinoids, with two most prevalent being THC (tetrahydrocannabinol) and CBD (cannabidiol). Unlike THC, CBD is non-intoxicating. CBD isolate contains no THC, while full-spectrum hemp oil, a whole-plant extract, has trace amounts of THC (less than 0.3%).

Given the current legal status of cannabis and the recent legalization of hemp, there have been limited studies and clinical trials that measure the benefits and risks associated with the use of CBD. To date, the FDA has approved one drug, Epidiolex, of which CBD is a primary constituent. Manufactured by GW Pharmaceuticals, Epidiolex is effective in treating rare forms of epilepsy. There is a tremendous amount of anecdotal evidence on the positive benefits of CBD, which the Company believes is used by consumers to address a range of health and wellness issues, including chronic pain, inflammation, arthritis, sleep disorders, anxiety, depression, and acne, to name a few.

The Hemp CBD Market Opportunity

In the wake of the passage of the 2018 Farm Bill, the interest in and demand for hemp-derived CBD consumer products has exploded. In 2018, the CBD market in the U.S. is estimated to have generated revenue of approximately $600 million to $2.0 billion. Today, hemp products are sold in the U.S. through multiple distribution channels, including online at Amazon and direct from manufacturers, leading national and regional drug chains (including CVS), grocery stores, natural and health stores, smoke and head shops, department stores and malls. In a proprietary consumer survey, Cowen & Co. found that in January 2019 close to 7% of respondents indicated that they used CBD as a supplement, indicating significant upside potential as consumer awareness increases.

A Gallup poll released in June 2019 indicated that nearly two in three Americans have some familiarity with CBD oils, and that includes 14% who say they are very familiar, 33% somewhat familiar and 17% not too familiar. And 4 in 10 Americans think CBD oils should be legally available for adults as an over-the-counter purchase, while another 21% think people should be able to buy them with a doctor’s prescription. Confidence in CBD is also much greater the more people know about it – 64% of those who say they are very familiar with CBD believe it has significant health benefits.

According to the Brightfield Group, approximately 80% of CBD consumers use the products at least once a week and more than one third of users do so daily. A recent study published by the U.S. National Library of Medicine found that 62% of CBD users were attempting to treat an existing medical condition. And a study performed by Brightfield Group and HelloMD found that 50%+ of respondents indicated that hemp CBD relieved their medical conditions “more effectively or much more effectively” than over-the-counter products. What this data indicates is that a large number of CBD consumers use the product frequently, find that hemp CBD ameliorates a variety of medical conditions, and are replacing over-the-counter pain medications with hemp CBD products. All of these trends bode well for the continued strong growth in the market.

By 2025, Cowen & Co. estimates that CBD offerings in all categories could conservatively generate $16 billion in retail sales. Canaccord Genuity, in a report released in September 2019, estimated U.S. retail sales of $18.4 billion by 2024, a 45% CAGR. To put this in perspective, spending on over-the-counter pain medications in the U.S., including Tylenol and Advil, was $18 billion in 2018 and estimated to grow to $19 billion in 2019.

Based on Cowen’s consumer survey, the top four retail product categories are tinctures (44%), topicals (26%), capsules, (22%), and beverages, (19%). The largest category is nutraceuticals, which includes tinctures, capsules, and gummies, followed by topicals, beverages, skin care/beauty, food, and vape products.

Cowen CBD Market Estimates *

$ in Millions	2018	2019 Est.	2020 Est.
Nutraceuticals	$1,100	$1,800	$2,400
Topicals	$500	$1,000	$1,500
Beverages	$240	$600	$900
Skin Care	$60	$240	$420
Food	$60	$200	$420
Vapor	$40	$160	$360
_____
*Cowen’s Collective View of CBD, February 25, 2019

We believe that the more educated the consumer is, the more likely he or she will try a variety of CBD products and remain loyal to a specific brand. Consumer education is a key pillar of our marketing strategy, and we work closely with our distributors and vendors to educate them on the benefits of CBD and its impact on human physiology. The Company offers a full suite of CBD products that appeal to various demographics and which the Company believes are being used by consumers to address multiple health and wellness issues.

Competition

The market for hemp-derived CBD products is highly competitive, consisting of publicly-trade and privately-owned companies, many of whom are better capitalized than the Company. The publicly listed competitors included market leader Charlotte’s Web, CV Sciences, Elixinol, Abacus, and Green Growth Brands, and private companies such as Mary’s, Papa & Barkley, Lord Jones, and Bluebird. In addition, both public and private U.S. multi-state operators and Canadian LP’s have entered the hemp-derived CBD consumer market or have announced plans to do so. The market is highly fragmented, and the vast majority of industry participants generate less than ~$2 million of annual revenue, according to the Hemp Business Journal. The Company believes that most of these small industry players will not have enough capital or will lack the manufacturing and distribution breadth to survive in the medium-to-long-term.

By virtue of its highly integrated supply chain and manufacturing footprint, high quality product offerings, and extensive distribution network in both the U.S. and Mexico, the Company is well-positioned to continue its rapid growth and become a leading consumer packaged goods company in the hemp CBD product market in North America.

U.S. Hemp Regulatory Framework

The cultivation of industrial hemp was first officially re-legalized in the United States through Section 7606 of the Agricultural Act of 2014, which defined industrial hemp as any Cannabis sativa L. (“hemp”) plant with less than 0.3% THC, on a dry weight basis. The legislation opened the door for state-level agricultural pilot programs in states that have legalized industrial hemp.

In 2017, the United States passed the Appropriations Act of 2017, which included a section further protecting the industrial hemp section of the Agricultural Act of 2014. A key provision of this section prevents the federal government from using any appropriations funds in contravention of Section 7606 and allows for interstate transport of industrial hemp.

The Agricultural Improvement Act of 2018, referred to as the 2018 Farm Bill (the “Farm Bill”), was signed into law on December 20, 2018. The Farm Bill removes hemp from the Controlled Substances Act, providing it contains no more than 0.3% THC on a dry-weight basis. This applies to any and all parts of the plant. The Farm Bill guarantees that hemp and hemp products can be moved from state to state and imported the same as any other crop. The Bill directed the U.S. Department of Agriculture (USDA) to come up with national hemp regulations “as expeditiously as practicable.”

In May 2019, the USDA (in a legal opinion) said that hemp can be transported across state lines – even through states that have not enacted laws allowing the crop’s production – and that the de-scheduling of the plant and its derivatives under the 2018 Farm Bill are already in effect because they are self-executing and do not require further action by federal agencies.

The Farm Bill specifically notes that the FDA retains its authority over food, drugs, and cosmetics. The FDA’s position continues to be that CBD cannot be used in food or in dietary supplements because CBD is listed as “an active ingredient in a drug product,” which refers to Epidiolex, an FDA-approved treatment for rare types of epilepsy, manufactured by GW Pharmaceuticals. Following the passage of the Farm Bill, the FDA announced plans to hold hearings and review the inclusion of CBD in food, drugs, and cosmetics. With the announcement of a public hearing on May 31, 2019, the FDA took its first step to establish regulatory guidelines and set up a high-level internal working group to explore pathways for CBD products to be lawfully marketed. Timing on final regulations is unclear, but a progress report is expected to be released in the fall of 2019.

As it did before the passage of the 2018 Farm Bill, the FDA continues to monitor health claims made by CBD manufacturers. On July 23, 2019, the FDA announced that it had issued a warning letter to Curaleaf, Inc. for illegally selling unapproved products containing CBD online with unsubstantiated claims that the products treat cancer, Alzheimer’s, opioid withdrawal, pain and pet anxiety, among other conditions and diseases.

A recent Gallup poll found that the medicinal value of marijuana is one of the main points that supporters of broader legalization of marijuana give for their position. As awareness and use of CBD continues to increase, the Company believes there will be enormous pressure on the FDA to develop a regulatory framework to ensure that safe and effective CBD products are available to the public.

Employees

As of the filing date, the Company employed 57 full-time employees, the majority of which are in sales and marketing and are based in its Dallas, Texas offices. There are 12 employees in research, product development, engineering, operations and logistics in the Company’s production facility and 8 employees in general and administrative functions. None of the Company’s employees are represented by a labor union or subject to a collective bargaining agreement.

Operating Locations

Corporate Headquarters: The Company leases approximately 8,000 sq. ft. in Addison, Texas, a suburb of Dallas, where the Company’s senior leadership team and corporate functions are located.

Production & Warehousing: In neighboring Carrolton, Texas, another suburb of Dallas, the Company leases a 10,000 sq. ft. manufacturing, fulfillment, lab and R&D facility. The lab follows GMP compliance guidelines and is built to scale with the Company’s operations through 2020. An adjacent 5,000 sq. ft. bay will be available at the end of 2019, and the Company expects to utilize this space to meet its future fulfillment needs.

Accounting & Finance: Currently, most of the Company’s finance functions are based in its former corporate headquarters in Las Vegas, Nevada, where the Company’s leases 2,500 sq. ft. of office space. In September of 2019, the Company hired a new Dallas-based CFO, and the entire finance team will be redomiciled in the Dallas headquarters. The Company expects to complete this transition by the end of 2019.

Trademarks

The Company has registered or filed for registration with the United States Trademark and Patent Office for the following trademarks: “Freedom Leaf”, “The Marijuana Legalization Company”, “Hemp Inspired”, “IRIE CBD”, “IRIE CBD LIVE LIFE IRIE”, “Green Lotus Hemp”, “Green Lotus”, and “Let’s Grow Together”; and with the State of Nevada for “CannaBizU,” and “CannaBiz.” Internationally, the Company has filed for “Freedom Leaf” trademark protection in European Union, Columbia, China, Mexico, Jamaica, and Uruguay.

Government Regulations

Management believes that the Company is and will continue to be fully compliant in all material respects with applicable statutes and regulations in the United States and Mexico. There are no current orders or directions relating to the Company with respect to the foregoing laws and regulations. Many of the Company’s products are regulated by the U.S. Food and Drug Administration (the “FDA”) as dietary supplements, and the Company is prohibited from marketing products that are adulterated or misbranded.

Environmental Regulations

By moving away from vertical integration, more specifically exiting extraction and large-scale manufacturing, the Company mitigates its exposure to costly environmental regulation. The Company is in compliance with the manufacturing and environmental regulations that govern its business. While the Company’s products and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on contract manufacturers could adversely affect its product margins.

Board of Directors

The Company’s newly constituted Board includes the following four members: Chairman of the Board David Goldburg, a senior partner at Merida Capital; David Vautrin, an independent director; Carlos Frias, the Company’s CEO; and Daniel Nguyen, the Company’s CSO.

Conversion of Preferred Stock

On May 25, 2016, Clifford Perry and Richard Cowan converted 68,401,200 and 26,401,010 common shares into 684,012 and 264,010 shares of Series A Preferred Stock. Each share of the Series A Preferred Stock was entitled to 500 votes and was convertible into 100 shares of Company common stock. On or about August 22, 2019, the preferred shares held by Clifford Perry and Richard Cowan were converted into common shares, and the Series A Preferred Stock was cancelled. Going forward, the Company plans to have one class of capital stock: common shares with equal voting rights.

Reports to Security Holders

The Company intends to furnish its stockholders with annual reports containing consolidated financial statements audited by its independent registered public accounting firm and to make available quarterly reports containing unaudited consolidated financial statements for each of the first three quarters of each year. The Company files Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K with the Securities and Exchange Commission in order to meet its timely and continuous disclosure requirements. The Company may also file additional documents with the Commission if those documents become necessary in the course of its operations.

The public may read and copy any materials that the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The site address is www.sec.gov.

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

Item 1A. Risk Factors.

The Company, as a smaller reporting company (as defined by Rule 12b-2 of the Exchange Act), is not required to furnish information required by this item. However, the following important factors among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Annual Report on Form 10-K or presented elsewhere by management from time to time.

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline, and investors could lose all or part of their investment.

There is substantial doubt about our ability to continue as a going concern.

We had a net loss for the year ended June 30, 2019, in the amount of approximately $12.9 million. We expect that our operating expenses will increase over the next twelve months as we continue to increase our growth and development activities while increasing efficiencies from combination. Based on our average monthly expenses and current burn rate, we estimate that our cash on hand will not sufficiently support our operation for the next twelve months. If we cannot raise the money that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. If we are unsuccessful in raising additional financing, we may need to curtail, discontinue or cease operations.

We have had a history of losses and may incur future losses, which may prevent us from attaining profitability.

We have had a history of operating losses since our inception, and, as of June 30, 2019, we had an accumulated deficit of approximately $22 million. We may incur operating losses in the future, and these losses could be substantial and impact our ability to attain profitability. We expect to significantly increase expenditures for product development, general and administrative expenses, and sales and marketing expenses, and there is no guarantee that we will ever generate revenues, or that we ever achieve or sustain profitability or positive operating cash flows. Even if we achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

Federal drug regulation and enforcement may adversely impact our operations.

Currently, there are approximately 30 states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for marijuana and consumer use of marijuana in connection with medical treatment, and there are approximately 8 states and the District of Columbia that have more expansive laws legalizing marijuana for recreational use. Conversely, under the Controlled Substances Act (the “CSA”), the policy and regulations of the Federal government and its agencies is that marijuana has little or no medical benefit and a range of activities including cultivation and use of marijuana for personal use is prohibited. Until Congress amends the CSA with respect to medical marijuana, there is a risk that federal authorities may enforce current federal law.

While our operations are hemp-related instead of marijuana-related, our operations could be adversely affected by greater stigma associated with marijuana, and federal enforcement of federal law would adversely affect the cannabis industry in general and could adversely affect the Company’s planned operations and sales. Active enforcement of the current federal regulatory position on marijuana may thus indirectly and adversely affect revenues and profits of the Company.

Our products may become subject to greater regulation by the FDA, which would materially increase the costs associated with developing and selling our products.

Many of our products, as nutraceutical products for human consumption, are subject to regulation by the FDA as dietary supplements. However, our products are not intended to diagnose, mitigate, treat, cure or prevent any disease, and they are not regulated as drugs by the FDA.

The process for obtaining regulatory approval to market products regulated by the FDA as drugs is expensive, time-consuming, and can vary substantially based on the type, complexity, and novelty of the product candidates involved. Our ability to generate revenues from the development and sale of our products would be adversely affected if we are delayed because our products are subject to FDA regulation as drugs, or if we are unable to successfully develop our products to comply with FDA regulation.

We may not be able to achieve our strategic initiatives and grow our business as anticipated.

Our strategic initiatives have required us to devote financial and operational assets to our CBD activities to the exclusion of other historic operational focuses. Our success depends on our ability to appropriately manage our expenses as we execute on our planned initiatives in our primary areas of focus. If we are not able to execute on this strategy successfully, our business may not grow as we anticipate, which could adversely affect our operating results.

We have and may discontinue some of our historic operational focuses, and we will likely retain obligations associated with discontinued activities.

We have determined to focus our operations on our CBD products, core brands and operations, and to proceed to discontinue operations with respect to some of our geographic focuses (Europe), some of our legacy non-core brands (Tierra Science Global and Hempology), and some of our non-core operational focuses (CBD extraction, business-to-business platform development, vaping products, paper products, and print publications). We will carry liabilities associated with discontinued operations, and there is no guarantee that we will not change our business plan in the future and discontinue current operations.

Our products may be subject to recalls.

Manufacturers and distributors of nutraceutical products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labeling disclosure. If our products are recalled due to an alleged product defect or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. We may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin, or at all. In addition, a product recall may require significant management attention and adversely affect our other operations.

Additionally, if any of our products were subject to recall, the goodwill associated with those product brands and with us could be harmed. A recall would likely lead to decreased demand for all of our products with similar branding, but it could also materially and adversely affect our other brands, as well as the perception of our company as a whole. Additionally, product recalls may lead to increased scrutiny of our operations by regulatory agencies, requiring further management attention and potential legal fees and other expenses. Furthermore, any product recall affecting the cannabis industry more broadly could lead consumers to lose confidence in the safety and security of products sold by other participants in the industry, which could have a material adverse effect on our business, financial condition and results of operations.

Our future success depends on our ability to retain our chief executive officer and other key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on Carlos Frias, our Chief Executive Officer, Daniel Nguyen, our Chief Scientific Officer, Brian Moon, our Chief Financial Officer, and Alex Frias, our Vice President of Finance. Although we have entered into employment agreements with these executive officers providing for certain benefits, including severance in the event of a termination without cause, these agreements do not prevent our executive officers from terminating their employment with us. We do not maintain “key person” insurance for any personnel. The loss of the services of our executive officers could impede the achievement of our development, growth and operational objectives.

In addition, we rely on consultants and advisors, to assist us in formulating our development and operational strategies. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

We will need additional funding if we intend on executing our operational plans and making future acquisitions. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our planned operations.

We expect our expenses to increase in connection with our ongoing activities. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate some or all of our operational plans.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or other assets.

Until the time, if ever, that we can generate sufficient cash flow from operations to cover all our operational costs, we plan to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances or other similar arrangements. We do not have any committed and guaranteed external source of continued funding. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Because we are not listed on a national securities exchange, we may not be able to attract the attention of research analysts at major brokerage firms.

Because we trade on the OTC Link alternative quotation system operated by OTC Markets Group, Inc., and our stock is not traded on a national securities exchange, security analysts of brokerage firms may not provide coverage of our company. In addition, investment banks may be less likely to agree to underwrite secondary offerings on our behalf than they might if we were listed on a national securities exchange because they may be less familiar with our company as a result of more limited coverage by analysts and the media.

Our common stock is subject to the SEC’s penny stock rules, which may make it difficult for broker-dealers to complete customer transactions and could adversely affect trading activity in our securities.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is currently less than $5.00 per share and therefore our stock is considered a “penny stock” according to SEC rules, unless we are listed on a national securities exchange. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;
•	receive the purchaser’s prior written agreement to the transaction;
•	provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and
•	obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

If required to comply with these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected.

The market price of our common stock may be volatile and may fluctuate in a way that is disproportionate to our operating performance.

Our stock price may experience substantial volatility as a result of a number of factors, including:

•	sales or potential sales of substantial amounts of our common stock;
•	the success of competitive products or technologies;
•	announcements about us or about our competitors, including new product introductions and commercial results;
•	the recruitment or departure of key personnel;
•	developments concerning our customers, suppliers and/or manufacturers;
•	litigation and other developments;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us; and
•	general economic, industry and market conditions.

Many of these factors are beyond our control. The stock markets in general, and the market for companies related to the cannabis industry in any way in particular, have historically experienced extreme price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors could reduce the market price of our common stock, regardless of our actual operating performance.

We have never paid and do not intend to pay cash dividends.

We have never paid cash dividends on any of our capital stock and we currently intend to retain future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be our common stockholders’ sole source of gain for the foreseeable future.

Provisions in our articles of incorporation and by-laws and under Nevada law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our articles of incorporation and by-laws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable (a “Corporate Transaction”), including transactions in which our common stockholders might otherwise receive a premium price for their shares.

Specifically, our authorized capital stock in our articles of incorporation includes preferred stock issuable in one or more series. Our board of directors has the authority to issue preferred stock and determine the price, designation, rights, preferences, privileges, restrictions and conditions, including voting and dividend rights, of those shares without any further vote or action by stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued. Issuance of preferred stock with preferential voting rights or economic rights, could make it more difficult for a third party to acquire a majority of the voting power of our outstanding voting securities, which could deprive our holders of common stock to purchase common stock at a premium that they might otherwise realize in connection with a proposed acquisition of our company. Similarly, our bylaws generally state that a majority of our board of directors constitute a quorum for the transaction of business and do not require that a larger percentage of our directors constitute a quorum. These provisions in our articles of incorporation and bylaws effectively mean that a simple majority of our board of directors could, without common shareholder approval, designate a class of preferred stock, and issue shares of that class of preferred stock, in a manner that would discourage, delay or prevent a Corporate Transaction from occurring.

These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors.

We incur increased costs as a result of operating as a public reporting company, and our management is required to devote substantial time to compliance initiatives.

As a public reporting company, we incur significant legal, accounting and other expenses that we did not incur as a non-reporting company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC, have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have and will increase our legal and financial compliance costs and will make some activities more time consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

We currently have outstanding, and we may, in the future issue instruments which are convertible into shares of common stock, which will result in additional dilution to you.

We currently have outstanding debt and equity instruments which are convertible into shares of common stock, and we may need to issue similar instruments in the future. In the event that these convertible instruments are converted into shares of common stock, or that we make additional issuances of other convertible or exchangeable securities, you could experience additional dilution. Furthermore, we cannot assure you that we will be able to issue shares or other securities in any offering at a price per share that is equal to or greater than the price per share paid by investors or the then-current market price.

We cannot predict every event and circumstance that may impact our business and, therefore, the risks discussed herein may not be the only ones you should consider.

As we continue to grow our business, we may encounter other risks of which we are not aware as of the date of this Registration Statement. These additional risks may cause serious damage to our business in the future, the impact of which we cannot estimate at this time.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease approximately 2,800 square feet of office space in Las Vegas, Nevada, pursuant to a lease that will expire on March 14, 2022. This facility serves as our corporate headquarters. We also lease approximately 8,800 square feet of office, warehouse, and production space in Carrollton, Texas, pursuant to a lease that will expire on April 21, 2021. This facility serves as our manufacturing facility. We also lease approximately 5,978 square feet of office space in Addison, Texas, pursuant to a lease that will expire June 30, 2024. We also lease approximately 1,800 square feet of office and production space in Denver, Colorado, pursuant to a lease that will expire on September 30, 2019.

Item 3. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Other than disclosed herein, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations. In May 2019, the Company received a demand letter from a former employee for employment-related claims, but this the employee has since signed an agreement waiving all claims. In October of 2019, the Company settled a potential dispute regarding its Accuvape brand with the original seller of that brand. If the Company is unable to honor the terms of the settlement agreement, which require the Company to make payments to two Accuvape employees in the aggregate amount of $12,000, and to make vendor payments in the aggregate amount of approximately $35,000 by the middle of November of 2019, the counterparty’s release of the Company would not be effective.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

Purchases of Equity Securities. Market for Common Equity

Market Information

The Company’s common stock is quoted on the OTC Link alternative trading system operated by OTC Markets Group, Inc., under the symbol “FRLF.” The symbol change from the predecessor company was effective February 24, 2015. As of June 30, 2019, the Company’s common stock was held by approximately 130 stockholders of record, which does not include stockholders whose shares are held in street or nominee name.

The Company’s shares commenced trading on or about February 10, 2014 (for Arkadia International, Inc.). The following chart is indicative of the fluctuations in the stock prices for the fiscal years ended June 30, 2019 and 2018:

	For the Years Ended June 30,
	2019		2018
	High	Low	High	Low

First Quarter	$0.20	$0.11	$0.09	$0.03
Second Quarter	$0.74	$0.13	$0.07	$0.03
Third Quarter	$0.30	$0.20	$0.44	$0.04
Fourth Quarter	$0.23	$0.14	$0.24	$0.09

Source: www.otcmarkets.com

The Company’s transfer agent is Globex Transfer, LLC, at 780 Deltona Blvd., Suite 202, Deltona, Florida, 32725.

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

Securities authorized for issuance under equity compensation plans

The Company established a stock compensation plan on June 7, 2018. As of October 8, 2018, 5,000,000 shares had been issued under the plan, and no additional shares are available to be issued under such plan.

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

DESCRIPTION OF COMPANY

Freedom Leaf Inc. (the “Company”) is a hemp consumer packaged goods company engaged in the development and commercialization of a portfolio of brands that market and sell responsibly produced cannabinoid-rich products for health and well-being. The Company competes in the growth segments of the hemp industry as a one-stop shop supplier for major retailers and distributors. From traditional retail to e-commerce, from direct-to-consumer to medical, the Company has commercialized hemp CBD across multiple channels. The Company’s portfolio of products is robust, with competitive offerings in the tincture, softgel, gummy, sparkling water, vapeable, and topical segments. Products are marketed through direct-to-store sales and direct-to-consumer models and are supported by distribution partnerships at the regional, national, and international levels.

The following Management Discussion and Analysis should be read in conjunction with the consolidated financial statements and accompanying notes included in this Form 10-K.

COMPARISON OF THE YEAR ENDED JUNE 30, 2019 TO THE YEAR ENDED JUNE 30, 2018

Results of Operations

Revenue. For the year ended June 30, 2019, our revenue was $2,318,749, compared to $411,272 for the same period in 2018. This increase in revenue was attributable to increases in product sales from the Irie brands, as well as the newly-acquired Tierra Sciences Global and AccuVape entities. Leafceuticals contributed $1,494,332, Green Lotus contributed $204,021, Tierra Science Global contributed $130,347 and Accuvape contributed $72,080 to this increase in product sales. These increases were offset by a decrease in license revenue. The Company shifted its focus in 2018 from licensing to the sale of products through its acquisitions.

Operating Expenses:

Direct costs of Revenue. For the year ended June 30, 2019, direct costs of revenue were $2.3 million compared to $0.3 million for the same period in 2018. As a percent of revenue, direct costs of revenue were 99% and 76%, respectively, for 2019 and 2018. This increase in direct costs of revenue was attributable to recently acquired entities. The margin is not indicative of the future.

General and Administrative Expenses. For the year ended June 30, 2019, general and administrative expenses were $8,901,380 compared to $2,237,301 for the same period in 2018. The increase was due to the expanded operations, primarily through the acquisitions. Management projects that these expenses, excluding bad debt expense, to be consistent with its operations based on the current operations.

Other Income (Expense). For the year ended June 30, 2019, other income (expense) was a net expense of $1,474,419 compared to a net expense of $1,507,458 for the same period in 2018. The difference was primarily due to the increase of loss on settlement of debt ($1,063,610 for 2018 compared to $100,000 for 2019), loss on conversion of debt into common stock ($263,132 for 2018 compared to $0 for 2019), loss on disposal of assets ($0 for 2018 and $580,458 for 2019), and loss on impairment of assets of ($0 for 2018 compared to $780,884 for 2019) offset by licensing income – related party ($240,000 for 2018 compared to $0 for 2019).

Net Loss Attributable to Common Stockholders. We generated net losses of $12,730,872 for the year ended June 30, 2019, compared to $4,628,763 for the same period in 2018.

Liquidity and Capital Resources

General. At June 30, 2019, we had cash and cash equivalents of $335,835. We have historically met our cash needs through a combination of cash flows from operating activities and proceeds from private placements of our securities and loans. Our cash requirements are generally for expanding the business as well as selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $3,442,723 for the year ended June 30, 2019, and we used cash in operations of $1,100,802 during the same period in 2018. The principal elements of cash flow from operations for the year ended June 30, 2018, included a net loss before non-controlling interest of $12,730,872.

Cash used in investing activities during the year ended June 30, 2019, was $108,289 compared to $384,436 provided by investing activities during the same period in 2018. The increase was primarily due to the acquisitions and subsequent dispositions of Tierra and AccuVape, as well as the sale of the Cicero Transact and Platform entities.

Cash generated in our financing activities was $3,649,417 for the year ended June 30, 2019, compared to cash generated of $1,405,635 during the comparable period in 2018. The increase was primarily due to the sale of common stock and warrants for 2019 of $3,253,500 and net proceeds from notes payable of $395,917.

As of June 30, 2019, current liabilities exceeded current assets by $6,981,408. Current assets increased from $1,025,514 at June 30, 2018 to $2,327,177 at June 30, 2019, whereas current liabilities increased from $939,230 at June 30, 2018, to $9,248,584 at June 30, 2019.

	For the years ended June 30,
	2019	2018
Cash used in operating activities	$(3,442,723)	$(1,100,802)
Cash used in investing activities	(108,289)	(384,436)
Cash provided by financing activities	3,649,417	1,405,635
Effects of exchange rates on cash	183,050	131,485

Net changes to cash	$281,455	$51,882

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had revenue of $2,318,749 and net losses attributable to common stockholders of $12,730,872 for the year ended June 30, 2019, compared to revenue of $411,272 and net losses attributable to common stockholders of $4,628,673 for the year ended June 30, 2018. The Company had a working capital deficit, stockholders’ equity, and accumulated deficit of $6,921,408, $8,890,990 and $22,323,223, respectively, at June 30, 2019. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

Changes in Accounting Principles.

Revenue Recognition

On January 1, 2018, the Company adopted Topic 606. The Company elected to use the modified retrospective approach for contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented in accordance with Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting method under Topic 605. As a result of applying the new standard, there were no changes to any financial statement line items.

Performance Obligations. Our performance obligations include providing product and servicing our product. The Company recognize product revenue performance obligations in most cases when the product is delivered to the customer. Occasionally, the Company ships product on a customer’s account. On these occasions, revenue is recognized when the product has been shipped. At that point in time, the control of the product is transferred to the customer. The Company does not engage in transactions for services or in transactions acting as an agent. The Company typically satisfies its performance obligations within a few months of entering into the contract. Depending on the size of the project, the performance obligations could be satisfied sooner or later.

The Company provides a 30-day warranty on product sales. The amount accrued for expected returns and warranty claims was immaterial as of June 30, 2019.

Significant Judgements. For most revenue contracts, the Company invoices the customer when the performance obligation is satisfied, and payment is due 30 days later. Occasionally, other terms such as progress billings or longer terms are agreed to on a case-by-case basis. The Company does not have significant financing components, non-cash consideration, or variable consideration. The Company estimates the transaction price between performance obligations based on stand-alone product prices. The Company elected the practical expedient by which disclosures are not required regarding the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

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

Adjusted Net Loss (Unaudited)	For the Years Ended
	June 30,
	2019	2018
Net loss attributable to common stockholders	$(12,730,872)	$(4,628,673)
Gain (loss) on settlement of debt	(100,000)	1,063,610
Loss on conversion of debt into common stock	–	263,132
Licensing income – related party	–	(240,000)
Loss on investment	125,000	12,141
Loss on disposal of assets	607,523	295,400
Change in fair value of embedded conversion features	–	59,127
Beneficial conversion feature expense	–	45,416
Loss on impairment of assets	(785,288)	–
Adjusted net loss	$(11,313,061)	$(3,129,847)
Weighted average shares outstanding
- basic and diluted	297,077,801	149,199,226
Adjusted basic and diluted net loss per share	$(0.03)	$(0.02)

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

Adjusted EBITDA (Unaudited)	For the Years Ended
	June 30,
	2019	2018
Net loss attributable to common stockholders	$(12,730,872)	$(4,628,673)
Interest expense	88,347	29,105
Interest income	(270)	(10,345)
Depreciation and amortization	1,357,446	170,916
Stock-based compensation	380,367	1,316,873
Bad debt expense	211,769	754,717
Gain/loss on settlement of debt	(100,000)	1,063,610
Loss on settlement of accounts payable	–	263,132
Licensing income – related party	–	(240,000)
Loss on investment	125,000	12,141
Loss on disposal of assets	580,458	295,400
Loss on impairment of assets	780,884
Change in fair value of embedded conversion features	–	59,127
Beneficial conversion feature expense	–	45,416

Adjusted EBITDA	$(9,275,382)	$(868,581)

Weighted average shares outstanding
- basic and diluted	297,077,801	149,199,226

Adjusted basic and diluted net loss per share	$(0.03)	$(0.01)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 8. Consolidated Financial Statements and Supplementary Data.

Freedom Leaf Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Freedom Leaf Inc.:

We have audited the accompanying consolidated balance sheets of Freedom Leaf Inc. (“the Company”) as of June 30, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2018.

Salt Lake City, UT

November 14, 2019

FREEDOM LEAF, INC.

and Subsidiaries

Consolidated Balance Sheets

For the Years Ended June 30,

	2019	2018
ASSETS
Current assets
Cash	$335,835	$54,380
Accounts receivable, net	170,371	161,975
Inventory, net	1,084,157	201,689
Prepaid expenses and other current assets	616,814	578,864
Other receivables, net of discount	120,000	–
Due from related parties	–	28,606
Total current assets	2,327,177	1,025,514

Property and equipment, net	221,722	4,786,050
Intangible assets, net	549,927	1,522,574
Goodwill	15,127,749	70,000
Cost method investments	–	995,400
Total assets	$18,226,575	$8,399,538

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$5,528,851	$438,063
Accounts payable and accrued expenses to related parties	109,237	119,591
Current portion of long-term notes payable	6,000	95,000
Short-term notes payable	1,645,672	286,575
Short-term notes payable - related parties	260,310	–
Deferred revenue	1,698,515	–
Total current liabilities	9,248,585	939,229

Non-current liabilities
Long-term notes payable, net of discounts, net of current portion	87,000	4,441,911
Total non-current liabilities	87,000	4,441,911

Total liabilities	9,335,585	5,381,140

Commitments and contingencies	–	–

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, Series A preferred stock, 1,000,000 shares authorized, 948,022 shares issued and outstanding at June 30, 2019 and 2018, respectively	948	948
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 310,600,203 and 185,369,365 shares issued, issuable, and outstanding at June 30, 2019 and 2018, respectively	310,597	185,370
Additional paid-in capital	30,842,385	12,377,907
Accumulated comprehensive income	17,592	3,833
Accumulated deficit	(22,323,223)	(9,540,976)
Total Freedom Leaf Inc. stockholders' equity	8,848,299	3,027,082
Non-controlling interest	42,691	(8,684)
Total stockholders' equity	8,890,990	3,018,398
Total liabilities and stockholders' equity	$18,226,575	$8,399,538

See accompanying notes to consolidated financial statements.

FREEDOM LEAF, INC.

and Subsidiaries

Consolidated Statements of Operations

For the Years Ended June 30,

	2019	2018

Revenue, net	$2,318,749	$411,272

Operating expenses
Direct costs of revenue	2,315,070	311,213
General and administrative	9,105,658	2,237,301
Depreciation and amortization	1,357,446	170,916
Bad debt expense	211,769	754,717
Marketing and selling	636,634	49,656
Total operating expenses	13,626,577	3,523,803

Loss from operations	(11,307,828)	(3,112,531)

Other income (expense)
Interest expense	(88,347)	(29,105)
Gain (loss) on settlement of debt	100,000	(1,063,610)
Interest income	270	10,345
Licensing income - related party	–	240,000
Loss on settlement of accounts payable	–	(263,132)
Loss on investment	–	12,483
Loss on expiration of option	(125,000)	(12,141)
Gain/Loss on disposal of assets	(580,458)	(295,400)
Change in fair value of embedded conversion features	–	(59,127)
Loss on impairment of assets	(780,884)	–
Loss on foreign currency transaction adjustments	–	(2,355)
Beneficial conversion feature	–	(45,416)
Total other income (expense)	(1,474,419)	(1,507,458)

Provision for income taxes	–	–

Net loss before non-controlling interest	(12,782,247)	(4,619,989)
Loss attributable to non-controlling interest	51,375	(8,684)

Net loss attributable to common stockholders	$(12,730,872)	$(4,628,673)

Net loss attributable to common stockholders per share - basic and diluted	$(0.06)	$(0.03)

Weighted average number of shares outstanding - basic and diluted	223,193,519	149,199,226

Foreign currency translation gain	13,759	3,833

Total comprehensive loss	$(12,717,113)	$(4,624,840)

See accompanying notes to consolidated financial statements.

FREEDOM LEAF, INC. and Subsidiaries

Consolidated Statement of Stockholders' Equity (Deficit)

			Common Stock
	Preferred Stock		Issuable		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at June 30, 2017	948,022	$948	1,793,195	$1,793	109,308,600	$109,309

Issuance of common stock for cash	–	–	–	–	15,410,827	15,410
Issuance of common stock and warrants for cash	–	–	–	–	4,444,444	4,444
Issuance of common stock for accounts payable	–	–	(1,016,163)	(1,016)	14,236,438	14,236
Issuance of common stock in business combinations	–	–	–	–	8,118,886	8,119
Issuance of common stock for services	–	–	(116,280)	(114)	11,610,342	11,610
Issuance of common stock for debt	–	–	–	–	12,263,698	12,264
Issuance of common stock for inventory and intangibles	–	–	–	–	3,100,000	3,100
Vesting of fair value of warrants	–	–	–	–	–	–
Issuance of common stock for cost method investment	–	–	–	–	6,000,000	6,000
Issuance of warrants for prepaid royalties – related party	–	–	–	–	–	–
Issuance of common stock in exercise of warrants	–	–	–	–	215,378	215
Noncontrolling interest	–	–	–	–	–	–
Accumulated comprehensive income	–	–	–	–	–	–
Net loss for the period ended June 30, 2018	–	–	–	–	–	–

Balance at June 30, 2018	948,022	$948	660,752	$663	184,708,613	$184,707

Issuance of common stock and warrants for cash	–	–	895,522	895	29,702,424	29,702
Issuance of common stock for services	–	–	(1,556,274)	(1,558)	3,272,747	3,271
Issuance of common stock in exercise of warrants	–	–	–	–	1,000,000	1,000
Issuance of common stock in business combinations	–	–	–	–	88,916,419	88,917
Issuance of common stock for cost method investment	–	–	–	–	3,000,000	3,000
Noncontrolling interest	–	–	–	–	–	–
Accumulated comprehensive income	–	–	–	–	–	–
Net loss for the period ended June 30, 2019	–	–	–	–	–	–
Balance at June 30, 2019	948,022	$948	–	$–	310,600,203	$310,597

See accompanying notes to consolidated financial statements.

FREEDOM LEAF, INC. and Subsidiaries

Consolidated Statement of Stockholders' Equity (Deficit)

	Additional		Accumulated
	Paid In	Non-Controlling	Comprehensive	Accumulated
	Capital	Interest	Income	Deficit	Total

Balance at June 30, 2017	$4,996,756	$–	$–	$(4,920,988)	$187,818

Issuance of common stock for cash	973,148	–	–	–	988,558
Issuance of common stock and warrants for cash	395,556	–	–	–	400,000
Issuance of common stock for accounts payable	648,223	–	–	–	661,443
Issuance of common stock in business combinations	1,285,904	–	–	–	1,294,023
Issuance of common stock for services	1,190,719	–	–	–	1,202,215
Issuance of common stock for debt	1,334,255	–	–	–	1,346,519
Issuance of common stock for inventory and intangibles	310,260	–	–	–	313,360
Vesting of fair value of warrants	114,658	–	–	–	114,658
Issuance of common stock for cost method investment	989,400	–	–	–	995,400
Issuance of warrants for prepaid royalties – related party	139,243	–	–	–	139,243
Issuance of common stock in exercise of warrants	(215)	–	–	–	–
Noncontrolling interest	–	(8,684)	–	–	(8,684)
Accumulated comprehensive income	–	–	3,833	–	3,833
Net loss for the period ended June 30, 2018	–	–	–	(4,619,988)	(4,619,988)

Balance at June 30, 2018	$12,377,907	$(8,684)	$3,833	$(9,540,976)	$3,018,398

Issuance of common stock and warrants for cash	3,297,903	–	–	–	3,328,500
Issuance of common stock for services	378,654	–	–	–	380,367
Issuance of common stock in exercise of warrants	49,000	–	–	–	50,000
Issuance of common stock in business combinations	14,366,921	–	–	–	14,455,838
Issuance of common stock for cost method investment	372,000	–	–	–	375,000
Noncontrolling interest	–	51,375	–	–	51,375
Accumulated comprehensive income	–	–	13,759	–	13,759
Net loss for the period ended June 30, 2019	–	–	–	(12,782,247)	(12,782,247)
Balance at June 30, 2019	$30,842,385	$42,691	$17,592	$(22,3232,223)	$8,890,990

See accompanying notes to consolidated financial statements.

FREEDOM LEAF, INC. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended June 30,

	2019	2018
Cash flows from operating activities:
Net loss	$(12,730,872)	$(4,619,988)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,324,413	379,227
Loss on expiration of option	125,000	–
Gain on settlement of debt	(100,000)	–
Gain on settlement of contingent liabilities	–	(150,000)
Gain on licensing to related party	–	(240,000)
Loss on common stock issued for accounts payable	–	189,114
Amortization of debt discounts	20,774	187,902
Issuance of common stock for services	380,367	1,202,215
Loss on disposition of assets	707,523	295,400
Loss on conversion of debt	–	710,447
Vesting of stock-based compensation	–	114,658
Loss on revaluation of derivative liabilities	–	59,217
Bad debt expense	–	637,817
Loss on impairment of assets	785,288	–
Changes in operating assets and liabilities:
Accounts receivable	8,798	(99,310)
Inventory	127,164	(77,489)
Prepaid expenses and other current assets	267,743	(264,882)
Accounts payable and accrued expenses	4,714,563	654,146
Deferred revenue	908,264	–
Due to related parties	18,252	(79,276)
Net cash used in operating activities	(3,442,723)	(1,100,802)

Cash flows from investing activities
Net cash paid in acquisitions	(82,689)	(336,558)
Cash received in dispositions of cost method investments	145,000	–
Capitalized website development costs	(170,600)	–
Purchases of property and equipment	–	(47,878)
Net cash used in investing activities	(108,289)	(384,436)

Cash flows from financing activities:
Proceeds from the sale of common stock and warrants	3,253,500	1,388,558
Proceeds from capital contributed	–	–
Proceeds from related party	–	–
Repayments on notes payable	(777,833)	(149,765)
Proceeds from notes payable	1,173,750	166,842
Net cash provided by financing activities	3,649,417	1,405,635

Effects of exchange rates on cash	183,050	131,485

Net change in cash	281,455	51,882
Cash at beginning of period	54,380	2,498

Cash at end of period	$335,835	$54,380

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

Non-cash investing and financing activities:
Issuance of common stock for accounts payable and accrued expenses	$–	$662,459
Issuance of common stock for inventory	$–	$27,200
Accrued interest reclassified to notes payable	$40,513	$–
Common stock issued for real estate purchase option	$125,000	$–
Financed purchases of property and equipment	$–	$4,870,100
Common stock issued in business combinations	$17,538,395	$1,298,243
Exercise of warrants for the issuance of common stock	$–	$215
Notes assigned between holders	$–	$118,602
Initial debt discounts	$–	$116,625
Common stock issued for settlement of debt	$–	$1,346,520
Common stock issued for rights agreement	$–	$22,000
Common stock issued for cost method investment	$375,000	$995,400
Common stock issued for patent acquisition	$–	$246,160
Common stock issued for prepaid royalties	$–	$139,243

See accompanying notes to consolidated financial statements.

FREEDOM LEAF INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

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

On May 21, 2019, Freedom Leaf Inc. entered into a Membership Interest Purchase Agreement with Carlos Frias, Daniel Nguyen, Alex Frias, and Chris Fagan to purchase all of the issued and outstanding membership interests and other ownership or beneficial interests of ECS Labs LLC, a Texas limited liability company. The transaction closed on May 31, 2019. And as of the closing of, Carlos Frias became Chief Executive Officer of the Company, and Carlos Frias and Daniel Nguyen joined the Board of Directors of the Company. ECS Labs LLC owns all of the issued and outstanding membership interests and other ownership or beneficial interests of B&B Labs, LLC, a Texas limited liability company, and Texas Wellness Center, LLC, a Texas limited liability company.

Freedom Leaf Inc. is an audited and reporting public company traded under the symbol (OTCQB: FRLF) with corporate headquarters located at 3571 E. Sunset Road, Las Vegas, Nevada, 89120.

Subsidiary Entities:

•	Cannabis Business Solutions Inc. (“Cannabis Business Solutions”), a Nevada corporation, was formed on February 5, 2014, and is a wholly owned subsidiary of the Company. This subsidiary had no activity until the agreement with Valencia Web Technology S.L., B-97183354 (see Note 2).
•	Leafceuticals Inc. (“Leafceuticals”), formerly known as Cannabiz U, Inc., a Nevada corporation, was formed on February 13, 2014, and is a wholly owned subsidiary of the Company.
•	Freedom Leaf International Inc. (“Freedom Leaf International”), a Nevada corporation, was formed on November 27, 2015, and is a wholly owned subsidiary of the Company. This subsidiary has had no activity to date.
•	Leafceuticals Europe, SL, a wholly owned subsidiary of the Company operated our Valencia greenhouse operations through a lease/purchase agreement. On May 16, 2019, Leafceuticals Europe, SL informed the owner of the facility through a notarial deed of its intent to withdraw from the agreement. Freedom Leaf Inc. and Leafceuticals Europe, SL have no obligation relating to the agreed price for the purchase of the greenhouse, as both companies have withdrawn from the contract and the other party has accepted it.
•	ECS Labs LLC, a wholly owned subsidiary of the Company, is a Texas limited liability company and was formed July 21, 2017.
•	Texas Wellness Center, LLC, a wholly owned Texas limited liability company, was formed March 16, 2016. Texas Wellness Center, LLC conducts sales, market and administrative functions for the Company.
•	B&B Labs, LLC, a wholly owned Texas limited liability company, was formed July 30, 2015 and conducts manufacturing and production activities for the Company.
•	Freedom Leaf Cares Inc. (“Freedom Leaf Cares”), a Nevada corporation, was formed on October 1, 2014, and is a wholly owned subsidiary of the Company. Freedom Leaf Cares was dissolved in 2016. Until dissolution, this subsidiary had no activity.
•	Tierra Science Global, LLC. (“Tierra”), a Nevada corporation, was formed on August 23, 2017, and, as of its acquisition by Freedom Leaf on July 26, 2018 with an effective date of August 1, 2018. Tierra was sold back to its original owners in July 2019.
•	FL – Accuvape, LLC (“Accuvape”) a Nevada corporation, was formed on November 26, 2017, is a wholly owned subsidiary the Company and operates the Accuvape business acquired by the Company effective November 16, 2018.

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

FRLF is a diverse enterprise of branded business lines dedicated to meeting the needs of people who face health challenges and those who are healthy. Freedom Leaf’s “Leafceuticals” brand is the company’s most advanced product line for health care practitioners, caregivers and patients. “IrieCBD” and “Hempology” are the company’s flagship lines of premium full-spectrum, Hemp-derived CBD products rich in CBD’s, terpenes and flavonoids and integrated with potent health botanicals. The Company is soon to launch a THC-free line of Hemp CBD health products under the “NatureBorn” brand and developing performance CBD beverage and CBD beauty product lines.

For over 30 years, the founders of FRLF fought for citizen rights to access plant-based care and pioneered premium hemp health products as a first step to clean health. Today, FRLF produces premium hemp products from seed to shelf using proprietary science-backed formulations and rigorous product testing FRLF is a socially conscious, vertically-integrated company maintaining all of the highest standards in quality and safety, with a focus on continual innovation to deliver ever-better plant-based care products.

The Company’s major business lines are:

•	Legal Industrial Hemp Cultivation
•	Cannabidiol Extraction, Distillation & Processing
•	Expert Product Formulation
•	Nutraceutical Brand Marketing
•	Ancillary Products & Niche Markets
•	Affiliate Marketing Programs
•	E-Commerce Solutions
•	Global Media & Advertising Networks

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

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company recorded a loss on impairment of assets of $780,884 and $-0- for the years ended June 30, 2019 and 2018, respectively.

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

Accounts Receivable

Accounts receivable consisted of amounts due from customers primarily for term sales. The Company considered accounts more than 30 days old to be past due. The Company used the allowance method for recognizing bad debts. When an account was deemed uncollectible, it was written off against the allowance. The Company generally does not require collateral for its accounts receivable. Management has recorded an allowance for doubtful accounts as of June 30, 2019 and 2018 of $129,525 and $20,261, respectively.

Inventory

Inventory is recorded at the lower of cost or market and the cost of sales are recorded utilizing the first in first out (“FIFO”) method. The Company periodically evaluates the value of items in inventory and provides write-downs to inventory based on its estimate of market conditions. The Company estimated it needed an obsolescence allowance of $21,007 and $36,039 for the years ended June 30, 2019 and 2018, respectively, which was charged to cost of goods sold.

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

Investments held by the Company in businesses that are not publicly traded and for which the Company has the ability to exercise significant influence over operating and financial management are accounted for under the equity method. In accordance with the equity method, these investments are originally recorded at cost and are adjusted for the Company’s proportionate share of earnings, losses and distributions. The Company holds no such investments as of June 30, 2019 or 2018.

The Company assesses and records impairment losses when events and circumstances indicate the investments might be impaired. Gains and losses are recognized when realized and recorded in other income (expense) in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

Property, Equipment, and Depreciation

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets of three years for computer equipment, five years for office furniture and fixtures, five years for machinery and equipment, thirty-nine years for buildings, and the lesser of the lease term or the useful life of the leased equipment. Leasehold improvements, if any, would be amortized over the lesser of the lease term or the useful life of the improvements. Expenditures for maintenance and repairs along with fixed assets below our capitalization threshold are expensed as incurred. Variances between the two reporting periods are primarily due to foreign currency translation calculations.

Goodwill and Intangible Assets

In applying the acquisition method of accounting, amounts assigned to identifiable assets and liabilities acquired were based on estimated fair values as of the date of acquisition, with the remainder recorded as goodwill. Identifiable intangible assets are initially valued at fair value using generally accepted valuation methods appropriate for the type of intangible asset. Identifiable intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. Intangible assets with indefinite lives are tested for impairment within one year of acquisitions or annually as of March 31, and whenever indicators of impairment exist. The fair values of intangible assets are compared with their carrying values, and an impairment loss would be recognized for the amount by which a carrying amount exceeds its fair value. Goodwill is reviewed for impairment annually, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceeds their fair value. The Company does not amortize goodwill in accordance with Financial Accounting Standards Board (the "FASB") Accounting Standards Codification ("ASC") 350, "Intangibles—Goodwill and Other" ("ASC 350"). Goodwill is tested for impairment at the reporting unit level. The Company's operating segments comprise the reporting unit for goodwill impairment testing purposes.

The amortization of the intangible assets is computed using the straight-line method based on the estimated useful lives of the related assets of three years for website development, fifteen years for trademarks, one year for exclusive rights, nine years for trade names, two years for customer lists, one year for assembled workforce, and five years for patent.

Revenue Recognition

On July 1, 2018, the Company adopted Topic 606. The Company elected to use the modified retrospective approach for contracts that were not completed as of July 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented in accordance with Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting method under Topic 605. As a result of applying the new standard, there were no changes to any financial statement line items.

Performance Obligations. Our performance obligations include providing product and servicing our product. The Company recognize product revenue performance obligations in most cases when the product is delivered to the customer. Occasionally, the Company ships product on a customer’s account. On these occasions, revenue is recognized when the product has been shipped. At that point in time, the control of the product is transferred to the customer. The Company does not engage in transactions for services or in transactions acting as an agent. The Company typically satisfies its performance obligations within a few months of entering into the contract. Depending on the size of the project, the performance obligations could be satisfied sooner or later.

The Company provides a 30-day warranty on product sales. The amount accrued for expected returns and warranty claims was immaterial as of June 30, 2019.

The Company’s sole revenue type going forward is product sales, through its primary brands Green Lotus Hemp and IRIE. Advertising and licensing revenues are not expected to recur.

Significant Judgements. For most revenue contracts, the Company invoices the customer when the performance obligation is satisfied, and payment is due 30 days later. Occasionally, other terms such as progress billings or longer terms are agreed to on a case-by-case basis. The Company does not have significant financing components, non-cash consideration, or variable consideration. The Company estimates the transaction price between performance obligations based on stand-alone product prices. The Company elected the practical expedient by which disclosures are not required regarding the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

Advertising and Marketing

Advertising and marketing costs are expensed as incurred and is included in selling, general and administrative expenses on the accompanying statement of operations. For the years ended June 30, 2019 and 2018, advertising expense was $636,634 and $49,656, respectively.

Income Taxes

The Company adopted the provisions of ASC 740-10, “Accounting for Uncertain Income Tax Positions.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of June 30, 2019, all previous tax years remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

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

 Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares that may dilute future earnings per share consist of warrants to purchase 48,444,444 shares of common stock at June 30, 2019. Equivalent shares are not utilized when the effect is anti-dilutive.

Foreign Currency Translation and Transactions

The Euro (“EUR,” or “€”) is the functional currency of Leafceuticals Europe S.L.U., whereas the consolidated financial statements are reported in United States Dollar (“USD,” or “$”). Assets and liabilities are translated based on the exchange rates at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the period. Equity accounts are translated at historical exchange rates. The resulting translation gain and loss adjustments are accumulated as a component of stockholders’ equity and other comprehensive income.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) and its components in its consolidated financial statements. Comprehensive income (loss) consists of net loss and foreign currency translation adjustments affecting stockholders’ equity that, under U.S. GAAP, are excluded from net loss. As of June 30, 2019, the exchange rate between U.S. Dollars and the Euro was USD $1.14 = €1.00, and the weighted average exchange rate for the period (acquisition date to end of fiscal year) ended June 30, 2019 was USD $1.15 = €1.00.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of June 30, 2019 and 2018.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the update requires only a single-step quantitative test to identify and measure impairment based on the excess of a reporting unit’s carrying amount over its fair value. A qualitative assessment may still be completed first for an entity to determine if a quantitative impairment test is necessary. The update is effective for fiscal year 2021 and is to be adopted on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company will test goodwill for impairment within one year of the acquisition or annually as of December 1, and whenever indicators of impairment exist.

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require companies to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years; earlier adoption is permitted. In the financial statements in which the ASU is first applied, leases shall be measured and recognized at the beginning of the earliest comparative period presented with an adjustment to equity. Practical expedients are available for election as a package and if applied consistently to all leases. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial condition, results of operations and cash flows.

In June 2016, the FASB issued ASU 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2019. We are currently in the process of evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

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

On December 15, 2016, the Company and Freedom Leaf Iberia, B.V. (“FLI”), a company incorporated under the laws of the Netherlands, executed a license agreement. The licensing agreement provides FLI the distribution rights to the Company’s magazine and other “Freedom Leaf” branded merchandise. The territory of the agreement is Spain and Portugal. The agreement provided for a license fee of $250,000 payable to the Company. The payment schedule provides for $25,000 payment payable every two months, beginning on April 20, 2017, concluding on April 20, 2018, with a final payment of $75,000 on June 20, 2018. As the Company is allowing for progress payments, the balance is shown net of imputed interest on the balance sheet. The Company also provided FLI with warrants to purchase up to 1,000,000 shares of common stock. The warrants have an exercise price of $0.05. The warrants can be exercised as follows: 250,000 warrants between June 2017 and August 2017; 250,000 warrants between September 2017 and November 2017; 250,000 warrants between December 2017 and February 2018; and 250,000 warrants between March 2018 and May 2018. The warrants have expired and are unexercised as of June 30, 2018. See Notes 8 and 12. As of June 30, 2019, the Company has written the receivable of $190,000 off to bad debt.

On March 31, 2017, the Company entered into a license agreement with BBD Healthcare Strategies, LLC, a Florida limited liability company (“BBDHS”), pursuant to which BBDHS received distribution rights to the Company’s magazine and other “Freedom Leaf” branded merchandise for the State of Florida, in consideration of (1) a license fee of $250,000, paid $25,000 at execution, and $25,000 due August 2017, October 2017, December 2017, February 2018, March 2018, April 2018, May 2018 and concluding June 2018, with a final payment of $50,000, (2) ongoing royalties of 5% for sales of Company merchandise purchased from the Company, (3) ongoing royalties of 10% for sales of Company merchandise purchased from a third-party supplier, and (4) ongoing royalties of 33% for Company seminars and conferences. The Company also provided BBDHS with warrants to purchase 1,200,000 shares of Company common stock at an exercise price of $0.05, exercisable as follows: 240,000 shares between September 1, 2017 and October 31, 2017, 240,000 shares between November 1, 2017 and December 31, 2017, 240,000 shares between January 1, 2018 and February 28, 2018, 240,000 shares between March 1, 2018 and May 30, 2018, and 240,000 shares between June 1, 2018 and July 30, 2018. See Notes 8 and 12. As of June 30, 2018, the Company has written the receivable of $200,000 off to bad debt. As of June 30, 2019, all warrants are unexercised and expired.

On May 15, 2018, the Company issued to Cowan a License Agreement that grants him exclusive licensee distribution rights to the Freedom Leaf Inc. magazine, as well as other “Freedom Leaf” branded merchandise and services in the Southern California area. In consideration of such license, Cowan cancelled $240,000 of payables owed to him by the Company. Also, in connection with this transaction, the Company issued to Cowan a warrant, exercisable between July 1, 2018 and November 15, 2019, to acquire 1,000,000 shares at an exercise price of $0.25 per share. This has been reflected as other income (“Licensing income – related party”) in the consolidated statement of operations and comprehensive loss.

Sales Representation Contract

On December 22, 2016, the Company and NuAxon BioScience, Inc. (“NuAxon”), a Delaware corporation, executed a Sales Representation Contract. NuAxon is a manufacturer and distributor for bulk extracts, Rebel Herbs brand products, and Intelligence Tree brand products. The contract appoints the Company as NuAxon’s sales representative worldwide. The contract is for a period of one year and shall automatically renew for successive terms of the same duration. The contract provides a commission for sales by the Company at rates as follows: a) bulk extracts is 9% with a 2% bonus on annual sales above $500,000; b) Rebel Herbs and Intelligence Tree brand products is 10% with a 3% bonus on annual sales above $1,000,000. As of June 30, 2019, there have been no sales or commissions earned and the contract has been canceled.

Equipment Sales Representative Contract

On December 22, 2016, the Company and NuAxon executed an Equipment Sales Representative Contract. NuAxon is a manufacturer and distributor for extraction equipment. The contract appoints the Company as NuAxon’s equipment sales representative worldwide. The contract is for a period of one year and shall automatically renew for successive terms of the same duration. The contract provides a commission for sales by the Company at various rates ranging from 3% to 10%, dependent on the cumulative annual sales. On March 15, 2017, the Company entered into an Exclusive Distribution Agreement with NuAxon to sell NuAxon’s CO2 extraction equipment pursuant to which the Company would be paid increasing commissions depending on gross sales of the equipment. On March 16, 2017, the Company issued a purchase order (the “Purchase Order”) to NuAxon to purchase extraction equipment for one of the Company’s customers. As of June 30, 2019, there has been one sale and the contract has been canceled. The Company owes $51,735 to NuAxon at June 30, 2019.

Loss on Disposition of Assets

During the year ended June 30, 2019, the Company disposed of Freedom Leaf Europe, Tierra Sciences Global, as well as its interests in two cost method investments, Cicero Transact Group and Cicero Platform Group. As a result of the dispositions, the Company recognized a net loss on disposition of assets of $580,458.

NOTE 3 –BUSINESS COMBINATIONS AND ASSET ACQUISITIONS

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

The purchase price was allocated as follows:

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

Revenue recognized by IRIE from acquisition through June 30, 2018 was $393,480.

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

Purchase Consideration:

The fair value of the purchase consideration issued to the sellers of Tierra was allocated to the net tangible assets acquired. We accounted for the acquisition of Tierra as the purchase of a business under GAAP under the acquisition method of accounting, the assets and liabilities acquired were recorded as of the acquisition date, at their respective fair values and consolidated with those of our company. The fair value of the net assets acquired, net of liabilities assumed, and was approximately $430,430. The excess of the aggregate fair value of the net tangible and intangible assets has been treated as goodwill.

The purchase price was allocated as follows:

Consideration given:

Cash Consideration
Common stock shares given	300,630
Notes payable	129,800
Total consideration given	$430,430

Assets acquired and liabilities assumed at fair value:

Current assets	$1,210

Identifiable intangible assets:
Trade names and trademarks	55,000
Customer contracts and relationships	252,000
Assembled Workforce	64,000
Goodwill	58,220
Total Consideration	$430,430

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

Purchase Consideration:

The fair value of the purchase consideration issued to the sellers of AccuVape was allocated to the net tangible assets acquired. We accounted for the acquisition of AccuVape as the purchase of a business under GAAP under the acquisition method of accounting, the assets and liabilities acquired were recorded as of the acquisition date, at their respective fair values and consolidated with those of our company. The fair value of the net assets acquired, net of liabilities assumed, and was approximately $18,642. The excess of the aggregate fair value of the net tangible and intangible assets has been treated as goodwill.

The purchase price was allocated as follows:

Consideration given:

Cash consideration	$126,000
Accounts payable	72,827
Fair value of common stock	155,208
Total consideration given	$312,535

Assets acquired and liabilities assumed at fair value:

Current assets	$40,407
Property and equipment	1,871
Other assets	33,257

Identifiable intangible assets:
Patents	87,000
Trade Name	7,000
Non-Complete Agreement	19,000
Assembled Workforce	5,000
Goodwill	119,000
Total Consideration	$312,535

Revenue recognized by AccuVape from acquisition through June 30, 2019 was $72,080.

ECS Labs, LLC Acquisition

On May 31, 2019, the Company closed the acquisition of Dallas, Texas based ECS Labs LLC (the “Acquisition”), including its two-wholly owned operating subsidiaries, B&B Labs, LLC, a Texas limited liability company and Texas Wellness Center, a Texas limited liability company, which constitute the “Green Lotus” premium hemp CBD products brand.

Green Lotus™ Hemp (“Green Lotus”) is a rapidly growing premium hemp oil products brand that manufactures and distributes premium cannabinoid products including tinctures, gel caps, edibles, topicals vape cartridges, and beverages made from organic industrial hemp. Green Lotus™ has grown rapidly since its inception in 2016 and now has a national presence with a presence in over 1,200 locations in the U.S. and is a first mover in the Mexican CBD market, with 4,000 points of initial distribution.

The Company has performed a valuation analysis of the fair market value of Green Lotus’ assets and liabilities. The provisional fair value of the purchase consideration issued to the sellers of Green Lotus was allocated to the net tangible assets acquired. We accounted for the acquisition of Green Lotus as the purchase of a business under GAAP under the acquisition method of accounting, the assets and liabilities acquired were recorded as of the acquisition date, at their respective fair values and consolidated with those of our company. The excess of the aggregate fair value of the net tangible assets has been allocated to an intangible asset, value of customer accounts and the remainder to goodwill. The purchase price allocation was based, in part, on management’s knowledge of Green Lotus’ business and is preliminary. Once we complete our analysis to finalize the purchase price allocation, which includes finalizing the valuation report from a third-party appraiser and a review of potential intangible assets, it is reasonably possible that, there could be significant changes to the preliminary values below.

The provisional purchase price was allocated as follows:

Provisional consideration given:

Cash consideration	$–
Fair value of common stock	14,000,000
Liabilities assumed	2,795,430
Total consideration given	$16,795,430

Assets acquired and liabilities assumed at fair value:

Current assets	$1,632,348
Property and equipment	105,333
Goodwill	15,057,749
Total Consideration	$16,795,430

Revenue recognized by Green Lotus from acquisition through June 30, 2019 was $204,021.

The following table summarizes our consolidated results of operations for the years ended June 30, 2019, and 2018, as well as unaudited pro forma consolidated results of operations as though each acquisition had occurred on July 1, 2017:

	For the Year Ended June 30, 2019		For the Year Ended June 30, 2018
	As Reported	Pro Forma	As Reported	Pro Forma

Net sales	$2,318,749	$5,087,683	$411,272	$3,762,602
Net loss	(12,605,233)	(15,888,680)	(4,628,673)	(5,119,821)
Loss per common share	$(0.06)	$(0.07)	$(0.03)	$(0.03)

The unaudited pro forma information set forth above is for informational purposes only and includes adjustments related to the step-up of acquired inventories, amortization expense of acquired intangible assets, and interest expense on long-term debt. The pro forma information should not be considered indicative of actual results that would have been achieved if each acquisition had occurred on July 1, 2017, or results that may be obtained in any future period.

The goodwill arising from the acquisitions discussed above consists largely of the synergies and economies of scale we hope to achieve from combining the acquired assets and operations with our historical operations.

Green Market Europe Purchase

On January 5, 2018 as amended on February 5, 2018, with an effective date of January 5, 2018, the Company consummated its previously announced acquisition of 100% of the capital stock of Green Market Europe, S.L. (“GME”), a Spanish producer of hemp products. GME’s facilities include: a 21,000 square foot light deprivation greenhouse; a 43,000 square foot indoor growing research facility, and over 200 acres of outdoor production space. The light deprivation allows the increase of the number of yearly crops from 3 to 4 crops a year, and the 43,000 square foot indoor grow facility is used for genetic research and cultivating additional hemp crops. GME is strategically located in Elche, Alicante, an important Spanish business hub, with great year-round weather conditions for agricultural growing and a long tradition of growing hemp. From its inception to-date, GME has had negligible operations.

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

Consideration given:

Common stock shares given	$295,400
Total consideration given	295,400

Fair value of identifiable assets acquired, and liabilities assumed:

Cash	3,546
Accounts receivable	7,430
Fixed assets, net	64,891
Intangible assets, net	5,176
Accounts payable	(71,478
Acquisition payable	(24,805
Payable to stockholders	(5,045
Total identifiable net liabilities	(20,285
Goodwill	315,685
Total consideration	$295,400

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

Valencia Purchase

The Company, on May 17, 2018, consummated the acquisition of an existing, approximately 430,000 square foot facility, that was converted from a dormant Poinsettia production facility into a light deprivation hemp production greenhouse. The total purchase price was €4,000,000 (approximately US$4.8million). The purchase consideration will be paid as follows: (i) €20,000 down, which amount already has been paid by the Company; (ii) €20,000 a month for 25 months, and (iii) €100,000 per month thereafter until paid in full. Located in Valencia, the third largest city in Spain with an average of 300 days of sun per year and agricultural setting, the facility previously was one of the biggest Poinsettia producers in Europe. At its peak, it produced millions of Poinsettia clones and had more than 80 greenhouse workers working 24/7. The Company chose this facility due to the similarities in growing Poinsettias and Hemp and because of its light cycles and heavy machinery specific to industrial plant production. This turn-key facility includes: approximately 430,000 square feet of light deprivation greenhouse, growing supplies, polished concrete, and triple galvanized steel framework. It its fully equipped with an automated irrigation system, a mist system, a refrigerated storage area, a light deprivation system to maximize number of crops per year, a Dutch, hydroponic set up and heating system, its own gas pipe, and five sources of irrigation water with reservoir. The facility also has office space that the Company intends to utilize to house: (i) our Spanish Media department (lamarihuana.com) and (ii) a warehouse. The purchase also includes outdoor space and the necessary structural steel sufficient to erect a new 64,000 sq. ft galvanized steel frame facility the Company intends to build to use as a GMP extraction, formulation and bottling facility.

The agreement was in the form of a lease/purchase and included a clause allowing for the cancellation of the agreement with notice and payment of 2 months lease payments. On May 16, 2019, Leafceuticals S.L.U. informed the owner of the facility through a notarial deed of its intent to withdraw from the agreement. The required €40,000 (approximately US $48,000) was paid. Freedom Leaf Inc. and Leafceuticals S.L.U have no obligation relating to the agreed price for the purchase of the greenhouse, as both companies have withdrawn from the contract and the other party has accepted it. Accordingly, the remaining lease obligation no longer appears on the books of the Company

LaMarihuana Purchase

On May 30, 2017, with an effective date of April 8, 2017 as per the Bill of Sale, Cannabis Business Solutions Inc. (the “Buyer”), a wholly owned Nevada subsidiary of the registrant, Freedom Leaf Inc., entered into an Asset Purchase Agreement with Valencia Web Technology S.L., B-97183354, a Spanish limited liability company (Sociedad de Responsabilidad Limitada) (the “Seller,” or “Valencia”) to purchase the Seller’s assets, including its cash and cash equivalents, equipment, inventory, receivables, and two of its websites www.lamarihuana.com and www.marihuana-medicinal.com (but not including the Seller’s website cannabislandia.com), for a purchase price consisting of a 10% interest in the Buyer, and 3,000,000 shares of common stock of the registrant, valued at $300,000 (the “Initial FRLF Shares”), with additional shares of the registrant’s common stock due six months (October 8, 2017) following closing if, at such time, the average closing price of the registrant’s common stock during the previous five trading days is less than $0.10/share. Such additional shares shall be calculated as follows: $300,000 minus the product of (a) the Initial FRLF Shares multiplied by (b) the average closing price of the registrant’s common stock during the five trading days immediately preceding the True-Up Date (the “True-Up Price”), with such difference divided by the True-Up Price. On October 8, 2017, the Company removed the previously recorded contingent liability and recorded 4,142,857 shares of common stock as issuable. On February 7, 2018, the Company and the Buyer agreed that because of the increase in the value of the Company’s common stock, the Buyer had waived its right to additional shares of common stock as stated herein. Therefore, on February 7, 2018, the Company reversed its recording of the 4,142,857 shares of common stock recorded as issuable.

International requirements for the complete use of the web sites by the Company have been met. LaMarihuana is now complete in use by the Company for both advertising and lead generation.

NOTE 4 – GOING CONCERN

The Company has a net loss attributable to common stockholders for the year ended June 30, 2019 of $12,730,872 and working capital deficit as of June 30, 2019 of $6,921,408 and has used cash in operations of $3,442,723 for the year ended June 30, 2019. In addition, as of June 30, 2019, the Company had a stockholders’ equity and accumulated deficit of $8,890,990 and $22,323,223, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Management has evaluated these conditions and has developed a plan which, in part, address these obligations as follows:

•	The Company is partnering with established distributors and retailers. Several examples include:
o	The Company has received PO’s in the aggregate amount of $26,425,500, from CBD Life, SA, all of which are deliverable in the fiscal year ended June 30, 2020. The first delivery of product to CBD Life, SA is reflected in a Form 8-K Current Report dated August 13, 2019. This arrangement is believed to provide cash flow to satisfy the companies remaining debt service.
o	On October 1, 2019 the Company announced that it had entered into a distribution agreement with Greenlane Holdings. Greenlane distributes to 11,000 retail locations across the United States. The Company has received PO’s totaling $591,159, deliverable in the fiscal year ended June 30, 2020.
•	The Company has approved a strategic plan and has affected corporate restructuring. These actions include:
o	Focusing on the Green Lotus and IrieCBD brands in the United States and Mexico, rather than building a vertically integrated hemp company in the U.S. and Europe.
o	Selling or shutting down non-core and non-accretive business segments.
o	Consolidating the Company’s manufacturing, sales, distribution and corporate functions into the newly acquired Green Lotus infrastructure, resulting in operational synergies and cost savings.
o	Formulating a comprehensive corporate rebranding plan for the Company.
•	Taken together, the Management of the Company believes that these actions, along with anticipated capital raises with equity partners, will mitigate the Going Concern.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Other than disclosed herein, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations. In May 2019, the Company received a demand letter from a former employee for employment-related claims, but this the employee has since signed an agreement waiving all claims. In October of 2019, the Company settled a potential dispute regarding its Accuvape brand with the original seller of that brand. If the Company is unable to honor the terms of the settlement agreement, which require the Company to make payments to two Accuvape employees in the aggregate amount of $12,000, and to make vendor payments in the aggregate amount of approximately $35,000 by the middle of November of 2019, the counterparty’s release of the Company would not be effective.

Lease Commitment

We lease approximately 2,800 square feet of office space in Las Vegas, Nevada, pursuant to a lease that expired on March 14, 2019 and was extended through March 14, 2022.

Rent expense for the years ended June 30, 2019 and 2018 was $35,703 and $34,128, respectively. There are $107,055 of future minimum lease payments under this lease.

We also lease approximately 1,777 square feet of office and production space, used by Irie in Oakland, California, pursuant to a lease that expired on June 1, 2019 and was not renewed.

Rent expense for the years ended June 30, 2019 and 2018 was $44,400 and $10,900, respectively. There are no future minimum lease payments under this lease.

We lease space for our Texas lab in Carrollton, Texas. This 8,800 square foot facility lease will expire April 30, 2021 and is used predominately for manufacturing and storage of products under the Green Lotus brand.

Rent expense for the year ended June 30, 2019 (post acquisition) was $3,000.

Future minimum lease payments under these leases are as follows:

2020	$36,000
2021	30,000
2022	–
2023	–
2024 and thereafter	–
Total	$96,000

An additional lab facility located in Denver, Colorado, composed of approximately 1,800 square feet, has a lease term through September 30, 2019.

Rent expense for the year ended June 30, 2019 (post acquisition) was $1,890.

Future minimum lease payments under these leases are as follows:

2020	$5,670
2021	–
2022	–
2023	–
2024 and thereafter	–
Total	$5,670

Our headquarters office suite is located in Addison, Texas and is composed of an original and an expansion space of approximately 3,322 and 2,656 square feet, respectively, totaling 5,978 square feet. Lease terms expire June 30, 2024 for both leases.

Rent expense for the year ended June 30, 2019 (post acquisition) was $4,291 and $3,431.

Future minimum lease payments under these leases are as follows:

2020	$94,541
2021	97,530
2022	100,519
2023	103,508
2024 and thereafter	106,497
Total	$502,595

The company has a storage unit in Denver, Colorado. This 625 square foot facility is leased on a month to month basis.

Rent expense for the year ended June 30, 2019 (post acquisition) was $71. There are no future minimum lease payments under this lease.

Finally, the company has 4 storage units in Carrollton, Texas that are all leased on month to month terms and each unit is a 625 square feet space.

Rent expense for the year ended June 30, 2019 (post acquisition, cumulatively) was $867. There are no future minimum lease payments under this lease.

Compensation Accruals

On May 31, 2019, the Company entered into Employment Agreements with the former owners of ECS Labs, LLC, Carlos Frias, Daniel Nguyen and Alex Frias. Each agreement provides for both cash and equity incentives in consideration for the future performance of services. Compensation expense under these Employment Agreements to be recognized is as follows:

2019	$3,873,870
2020	24,469,574
2021	5,297,103
2022	662,138
Total	$34,302,685

Unrecognized Compensation costs related to stock awards, Carlos Frias	$10,738,750
Unrecognized Compensation costs related to stock awards, Alex Frias	$ 7,138,750
Unrecognized Compensation costs related to stock awards, Daniel Nguyen	$ 8,938,750

NOTE 6 – RELATED PARTIES

Carlos Frias, CEO and Director of the Company, has promissory notes payable to him in the amount of $123,657 for various expense reimbursements and $2,400,000 in cash incentives as part of his employment agreement subject to his continued provision of services to the Company. Imputed interest is immaterial. The promissory notes are reflected as liabilities on the financial statements as of June 30, 2019.

Alexandro Frias, VP of Finance of the Company, has promissory notes payable to him in the amount of $83,657 for various expense reimbursements and $1,600,000 in cash incentives as part of his employment agreement subject to his continued provision of services to the Company. Imputed interest is immaterial. The promissory notes are reflected as liabilities on the financial statements as of June 30, 2019.

Ngoc “Daniel” Quong Nguyen, CSO and Director of the Company, has promissory notes payable to him in the amount of $655,000 for various expense reimbursements and asset purchases and $2,0400,000 in cash incentives as part of his employment agreement subject to his continued provision of services to the Company. Imputed interest is immaterial. The promissory notes are reflected as liabilities on the financial statements as of June 30, 2019.

Richard Cowan (“Cowan”), a former Director and officer of the Company, has payables and accruals due to him of $15,485 as of June 30, 2018, as reflected on the balance sheet under Accounts Payable and Accrued Expenses. The payable, as agreed upon verbally, has a maturity date greater than one year, without any other set terms for repayment. Imputed interest is immaterial. On May 15, 2018, the Company issued to Cowan a License Agreement that grants him exclusive licensee distribution rights to the Freedom Leaf Inc. magazine, as well as other “Freedom Leaf” branded merchandise and services in southern California. In consideration of such license, Cowan cancelled $240,000 of payables owed to him by the Company. Also, in connection with this transaction, the Company issued to Cowan a warrant, exercisable between July 1, 2018 and November 15, 2019, to acquire 1,000,000 shares at an exercise price of $0.01 per share.

Clifford J. Perry (“Perry”), former Chief Executive Officer and a former Director of the Company, has compensation due and other payables and accruals due to him totaling $72,934 and $32,814 as of June 30, 2019 and 2018, respectively, as reflected on the balance sheet under Accounts Payable and Accrued Expenses. Imputed interest is immaterial.

Raymond P. Medeiros (“Medeiros”), a former Director of the Company, has compensation due and other payables and accruals due to him totaling $24,423 and $63,000 as of June 30, 2019 and June 30, 2018, respectively, as reflected on the balance sheet under Accounts Payable and Accrued Expenses. Imputed interest is immaterial.

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

NOTE 7 – INVENTORY

Inventories at June 30, 2019 and 2018 consisted of the following:

	June 30,	June 30,
	2019	2017
Raw materials	$1,017,291	$126,047
Work in process	–	–
Finished goods	87,873	111,681
Allowance for inventory obsolescence	(21,077)	(36,039)
Total inventory	$1,084,157	$201,689

NOTE 8 – PROPERTY AND EQUIPMENT

Property and equipment June 30, 2019 and 2018 consisted of the following:

	June 30, 2019	June 30, 2018
Property and equipment	$192,944	$1,874,480
Furniture and office equipment	88,330	173,500
Land	–	630,805
Building	–	2,170,963
Total Fixed Assets	281,274	4,849,748
Accumulated depreciation	(59,552)	(63,698)
Total Fixed Assets, Net	$221,722	$4,786,050

Depreciation expense for the years ended June 30, 2019 and 2018 was $474,682 and $63,698, respectively.

NOTE 9 – INVESTMENTS

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

The Company has investments of $-0- and $995,400 at June 30, 2019 and 2018, respectively. The investment at June 30, 2018 relates to the 25% investment in Cicero Transact Group, LLC, a company that is launching an innovative, online business-to-business deal platform. As of June 30, 2018, Cicero Transact Group, LLC had incurred nominal expenditures and had generated no revenues. The Company has recorded the investment under the cost method given that the Company does not control or have the ability to exercise significant influence over operating and financial policies. Its formal development efforts commenced in July 2018. See Notes 8 and 18. As June 30, 2019 the Cicero Transact Group, LLC investment has been disposed of.

On July 26, 2018, the Company issued 3,000,000 Shares of the common stock to Messers. Michael Woloshin and Joseph Abrams (existing stockholders and owners of the Company’s 25%-owned Cicero Transact Group, LLC), in return of a 25% ownership interest in Cicero Platform Group LLC, a crypto-currency company. The closing stock price on that date was $0.125 per share, valuing the shares issued at $375,000. The Company has recorded the investment under the cost method given that the Company does not control or have the ability to exercise significant influence over operating and financial policies. As June 30, 2019 the Cicero Transact Group, LLC investment has been disposed of.

NOTE 10 – INTANGIBLE ASSETS

Intangible assets at June 30, 2019 and 2018 consisted of the following:

	June 30,	June 30,
	2019	2018
Websites and other intangible assets	$174,105	$519,923
Trademarks and trade names	327,000	342,682
Customer relationships	712,000	712,000
Patents and intellectual property	–	264,160
Total intangible assets	1,213,104	1,838,765
Accumulated amortization	(663,178)	(316,191)
Intangible assets, net	$549,927	$1,522,574

The amortization expense for the years ended June 30, 2019 and 2018, was $687,187 and $332,964, respectively. The Company recognized impairment expense on intangible assets for the years ended June 30, 2019 and 2018, was $780,884 and $-0-, respectively.

The following table presents the amortization for the next five years:

2020	$304,552
2021	36,333
2022	36,333
2023	36,333
2024 and thereafter	136,376
Total	$549,927

NOTE 11 – NOTES PAYABLE

Convertible notes payable, all classified as current at June 30, 2019, consist of the following:

Convertible notes, net of discounts and notes payable

	June 30,	June 30,
Notes payable as of June 30, 2019 and June 30, 2018 consist of the following:	2019	2018

Note payable bearing interest at 12.0%, originated June 18, 2019, due on December 18, 2019	$630,000	$–

Note payable bearing interest at 12.0%, originated May 21, 2019, due on November 21, 2019	$183,750	$–

Note payable bearing interest at 18.0%, originated May 14, 2019, due on July 30, 2019	$45,000	$–

Note payable bearing interest at 12.0%, originated April 15, 2019, due on October 12, 2019	$200,000	$–

Note payable bearing interest at 40.0%, originated June 30, 2018, due on June 30, 2020	$57,394	$–

Note payable bearing interest at 40.0%, originated June 30, 2018, due on June 10, 2020	$57,041	$–

Note payable bearing interest at 0.0%, originated May 31, 2018, due on May 31, 2020	$554,528	$–

Note payable bearing interest at 40.0%, originated May 31, 2018, due on May 31, 2020	$158,269	$–

Note payable bearing interest at 1.5%, originated October 23, 2017, due on April 20, 2018	$20,000	$–

Note payable bearing interest at 0.0%, originated March 3, 2017, due on March 3, 2020	$93,000	$99,000

Note payable bearing interest at 5.0%, originated May 17, 2018, due on December 31, 2022	$–	$4,629,486

Note payable bearing interest at 0.0%, originated June 5, 2018, due on September 5, 2018	$14,774	$95,000

Total notes payable	$1,905,982	$4,823,486
Less: current portion	(1,818,982)	(381,575)

Long-term notes payable	$87,000	$4,441,911

Notes Payable

On June 4, 2018, the Company borrowed $95,000 from Baytown Holdings, LLC, $10,000 of which was withheld as an original issue discount (“OID”) and the $85,000 of net proceeds of which was advanced to P2P to fund working capital in connection with orders received by P2P (a cost method investee of the Company). The loan bears no interest, other than the OID and is due in full on September 5, 2018. At June 30, 2019, P2P has repaid the Company $95,000; and, the Company has repaid $95,000 to Baytown.

Effective with the Company’s purchase of the Valencia, Spain greenhouse on June 30, 2018, for which the Company committed to pay €4,000,000 (approximately US$4.7 million and paid €20,000 down, it committed to pay: (ii) €20,000 a month for 25 months, and (iii) €100,000 per month thereafter until paid in full. There is 0% interest on the first 25 monthly payments and the interest rate on the remaining balance is 5%. The principal balance as of June 30, 2018, was $4,348,911. The agreement was in the form of a lease/purchase and included a clause allowing for the cancellation of the agreement with notice and payment of 2 months lease payments. On May 16, 2019, Leafceuticals S.L.U. informed the owner of the facility through a notarial deed of its intent to withdraw from the agreement. The required €40,000 (approximately US$48,000) was paid. Freedom Leaf Inc. and Leafceuticals S.L.U have no obligation relating to the agreed price for the purchase of the greenhouse, as both companies have withdrawn from the contract and the other party has accepted it. Accordingly, the remaining lease obligation no longer appears on the books of the Company.

In connection with the IRIE acquisition, the Company assumed a $100,000 Note, which bears no interest and is payable at the rate of $500 per month with the balance due on March 3, 2020. The principal balance was $93,000.

On March 15, 2019, the Company executed a promissory note for $300,000 with Paul Pelosi, Jr. a former Director of the Company. The note pays interest of 10% of the note amount, or $30,000, which amount is payable at the maturing date of the Note – 100 days after availability of funds. This note was repaid in full June 23, 2019.

In connection with the ECS Labs, LLC acquisition, on May 31,2019 the Company assumed a $40,000 promissory note payable to Carlos Frias for biomass reimbursement, and promissory notes payable to Carlos Frias of $75,000 and $8,657 for contributions. The $40,000 note bears interest at 40% and is due June 10, 2020. Each of the notes for contributions were documented in writing.

In connection with the ECS Labs, LLC acquisition, on May 31,2019 the Company assumed promissory notes payable to Alexandro Frias of $75,000 and $8,657 for contributions. The notes for contributions were not documented in writing.

In connection with the ECS Labs, LLC acquisition, on May 31,2019 the Company assumed a $110,000 promissory note payable to Ngoc “Daniel” Quong Nguyen for biomass reimbursement, and promissory notes payable to Ngoc “Daniel” Quong Nguyen of $45,000 for contributions. The $110,000 note bears interest at 40% and is due June 10, 2020. The $45,000 note payable requires 18% interest payments each month.

In connection with the ECS Labs, LLC acquisition, on May 31,2019 the Company assumed a $360,000 promissory note payable to Rachel and Elgin Allen for biomass reimbursement. The note includes payment to Rachel and Elgin Allen of 12 monthly principal payments in the amount of $30,000 starting at the end of the 13th month and will continue for the next 11 months. Additionally, the note includes payment of an additional balloon payment equal to the principal loan amount.

In connection with the ECS Labs, LLC acquisition, on May 31,2019 the Company assumed a $200,000 promissory note payable to Merida Capital for working capital. The note bears interest at 12% and is due October 15, 2019.

On May 21, 2019, the Company executed a promissory note for $183,750 with Merida Capital Partners 2, for working capital. The note bears interest at 12% and is due May 21, 2019.

On June 18, 2019, the Company executed a promissory note for $630,000 with Merida Capital Partners 3, for working capital. The note bears interest at 12% and is due June 18, 2019.

NOTE 12– STOCKHOLDERS’ EQUITY

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

Common Stock

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights. As of June 30, 2019 and 2018 there were 310,600,203 and 185,369,365 shares of common stock were outstanding, respectively.

The Company made the following issuances during the year ended June 30, 2018:

	Shares	Fair Value	Average Price per Share

Common stock issued for warrants and cash	21,243,829	$1,388,558	$0.07
Common stock issued for accounts payable	13,220,275	661,443	0.05
Common stock issued in business combinations	8,118,886	1,294,023	0.16
Common stock issued for services	11,494,062	1,202,215	0.10
Common stock issued for debt	12,263,698	1,346,519	0.11
Common stock issued for inventory and intangibles	3,100,000	313,360	0.10
Common stock issued for cost method investments	6,000,000	995,400	0.17
Common stock issued for exercise of warrants	215,378	–	–

Total	74,267,570	$7,201,518

The Company made the following issuances during the year ended June 30, 2019:

	Shares	Fair Value	Average Price per Share

Common stock issued for warrants cash	29,702,424	$3,328,500	$0.11
Common stock issued for services	3,272,747	380,367	0.12
Common stock issued in exercise of warrants	1,000,000	50,000	0.05
Common stock issued for business combinations	88,916,419	14,455,838	0.16
Common stock issued for cost method investments	3,000,000	375,000	0.13

Total	125,230,838	$7,201,518

Options and Warrants

As of June 30, 2019, the Company had options and warrants to acquire 48,444,444 shares of common stock were outstanding.

A summary of the status of the options and warrants granted as of June 30, 2019 and 2018, and the changes during the years then ended is presented below:

	Number of Options and Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding as of June 30, 2017	4,618,167	$–
Granted	7,694,444	0.13
Exercised	(268,167)	0.06
Cancelled or Expired	(3,250,000)	0.05
Outstanding as of June 30, 2018	8,794,444	$0.12	1.53
Granted	42,000,000	0.21
Exercised	(1,000,000)	0.06
Cancelled or Expired	(1,350,000)	0.06
Outstanding as of June 30, 2019	48,444,444	$0.20	2.07

Exercisable as of June 30, 2018	7,794,444	$0.10	1.73
Exercisable as of June 30, 2019	48,444,444	$0.20	2.07

A summary of the status of options and warrants outstanding as of June 30, 2019 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$0.10 - $0.19	30,444,444	1.98	30,444,444	$0.17
$0.20 - $0.29	18,000,000	2.21	18,000,000	$0.25
TOTAL	48,444,444	2.07	48,444,444	$0.20

Stock Option Plan

On June 27, 2016, the Board of Directors approved the 2016 Stock Option Plan which has reserved 10,000,000 shares of common stock. The Board of Directors has no plans to reserve additional shares for this purpose.

NOTE 13– REVENUE CLASSES

Selected financial information for the Company’s operating revenue classes as of June 30, 2018 and 2017, are as follows:

Revenues:	June 30,
	2019	2018
Magazine related	$1,616	$9,484
Product sales	2,317,133	401,788
Total	$2,318,749	$411,272

	For the years ended
Direct costs of revenue:	June 30,
	2019	2018
Magazine related	$–	$89,518
Product sales	2,315,070	221,695
Total	$2,315,070	$311,213

The Company’s four revenue classes are magazine related and product sales.

NOTE 14 – INCOME TAX

As of June 30, 2019, and 2018, the Company has net operating loss carry forwards of $11,789,383 and $4,594,669, respectively. The carry forwards expire through the year 2039. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to loss before taxes for year 2019 and 21% to loss before taxes for fiscal year 2018), as follows:

	For the Years Ended
	June 30,
	2019	2018

Tax expense (benefit) at the statutory rate	$4,665,860	$972,021
State income taxes, net of federal income tax benefit	–	–
Change in valuation allowance	(4,665,860)	(972,021)

Total	$–	$–

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax years 2015 through 2019 remain subject to examination by federal agencies and other jurisdictions in which it operates.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at June 30, 2019 and 2018, respectively, are as follows:

	June 30,
	2019	2018

Deferred tax assets:
Net operating loss carryforward	$4,468,147	$1,398,216
Timing differences	2,203,142	906,968
Total gross deferred tax assets	6,671,288	2,305,184
Less: Deferred tax asset valuation allowance	(6,671,288)	(2,305,184)

Total net deferred taxes	$–	$–

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2019 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $6,671,288 and $2,305,184 as of June 30, 2019 and 2018, respectively.

NOTE 15 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the FDIC. No amounts exceeded federally insured limits as of June 30, 2019. There have been no losses in these accounts through June 30, 2019.

Concentration of Revenue

In 2019, the Company had 11 customers that together made up 16% of its revenue. None of the customers in 2019 individual comprised more than 2.25% of revenue. In 2018, the Company had six customers that made up 64.9% or more of its revenue

Concentration of Supplier

The Company relies on several suppliers, including:

•	Mile High Labs - provision of isolate, distillate and mother liquor
•	Cosmetic Innovations - contract manufacturing of various product lines
•	Hammer Enterprises – biomass and crude vendor

Other vendors are available to replace each of the suppliers above, should a replacement or additional capacity beyond what is currently offered be required.

Concentration of Intellectual Property

The Company owns or has filed for the trademarks “Freedom Leaf,” “Hemp Inspired,” “Cannabizu,” and “Cannabiz” as filed with the United States Patent and Trademark Office. The Company has filed for “Freedom Leaf” in Jamaica and Uruguay. The Company also owns

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements, except as stated herein.

On October 15, 2019 the Company executed a Promissory Note with Merida Capital Partners III LP. The note is in the principal sum of $900,000 plus accrued interest thereon, bears interest at the rate of twelve per cent (12.0%) per annum and matures April 15, 2020.

On September 24, 2019, the Board of Directors (the “Board”) of Freedom Leaf Inc. appointed Brian Moon to serve as the Chief Financial Officer of the Company. In connection with Mr. Moon’s appointment as Chief Financial Officer, on September 24, 2019, the Board approved entering into an at-will employment agreement (the “Employment Agreement”) with Mr. Moon, dated August 5, 2019, and effective the first day of Mr. Moon’s employment on September 23, 2019. Under the terms of the Employment Agreement, the Company agreed to equity incentives consisting of (i) an award of 1,000,000 shares of the Company’s restricted common stock on October 1, 2019, to vest 12 months thereafter on October 1, 2020 (the “first Equity Award”), and (ii) an award of an additional 1.000,000 shares on April 1, 2020 to vest 12 months thereafter on April 1, 2021 (the “Second Equity Award”). On September 24, 2019, the Company also entered into a Restricted Stock Agreement with Mr. Moon pursuant to which the vesting of the First Equity Award and Second Equity Award was formalized. Pursuant to the Restricted Stock Agreement, (i) the First Equity Award will vest on October 1, 2020, and the Second Equity Award will vest on April 1, 2021, so long as Mr. Moon is continuously employed by the Company on such dates.

On September 13, 2019 the Company executed a Promissory Note with Merida Capital Partners III LP. The note is in the principal sum of $500,000 plus accrued interest thereon, bears interest at the rate of twelve per cent (12.0%) per annum and matures March 13, 2020.

On August 28, 2019, the Company also entered into a Restricted Stock Agreement with Carlos Frias, the Company’s Chief Executive Officer and a member of the Company’s Board, providing for the issuance of 72,314,814 shares of common stock to Mr. Frias (the “Carlos Frias Common Shares”). Pursuant to the Restricted Stock Agreement, (i) 29.63% of the Carlos Frias Common Shares will vest on the 12 month anniversary of the Effective Date (May 31, 2019) if Mr. Frias is continuously employed by the Company on such date, (ii) 29.63% of the Carlos Frias Common Shares will vest on the 24 month anniversary of the Effective Date if Mr. Frias is continuously employed by the Company on such date, and (iii) 40.74% of the Carlos Frias Common Shares will vest on upon the occurrence of the milestone. The milestone means the occurrence of an extension of the Master Manufacturing Agreement, dated as of November 13, 2017, by and between ECS Labs LLC and CBD LIFE SA DE CV through December 31, 2020.

On August 28, 2019, the Company also entered into a Restricted Stock Agreement with Alex Frias, the Company’s Vice President of Finance, providing for the issuance of 48,072,390 shares of common stock to Mr. Frias (the “Alex Frias Common Shares”). Pursuant to the Restricted Stock Agreement, (i) 29.63% of the Alex Frias Common Shares will vest on the 12 month anniversary of the Effective Date (May 31, 2019) if Mr. Frias is continuously employed by the Company on such date, (Ii) 29.63% of the Alex Frias Common Shares will vest on the 24 month anniversary of the Effective Date if Mr. Frias is continuously employed by the Company on such date, and (iii) 40.74% of the Alex Frias Common Shares will vest on upon the occurrence of the milestone. The milestone means the occurrence of an extension of the Master Manufacturing Agreement, dated as of November 13, 2017, by and between ECS Labs LLC and CBD LIFE SA DE CV through December 31, 2020.

On August 28, 2019, the Company also entered into a Restricted Stock Agreement with Ngoc Quang (Daniel) Nguyen, the Company’s Chief Science Officer and a member of the Company’s Board, providing for the issuance of 60,193,602 shares of common stock to Mr. Nguyen (the “Daniel Nguyen Common Shares”). Pursuant to the Restricted Stock Agreement, (i) 29.63% of the Daniel Nguyen Common Shares will vest on the 12 month anniversary of the Effective Date (May 31, 2019) if Mr. Nguyen is continuously employed by the Company on such date, (ii) 29.63% of the Daniel Nguyen Common Shares will vest on the 24 month anniversary of the Effective Date if Mr. Nguyen is continuously employed by the Company on such date, and (iii) 40.74% of the Daniel Nguyen Common Shares will vest on upon the occurrence of the milestone. The milestone means the occurrence of an extension of the Master Manufacturing Agreement, dated as of November 13, 2017, by and between ECS Labs LLC and CBD LIFE SA DE CV through December 31, 2020.

On August 20, 2019 the Company executed a Promissory Note with Merida Capital Partners III LP. The note is in the principal sum of $400,000 plus accrued interest thereon, bears interest at the rate of twelve per cent (12.0%) per annum and matures February 20, 2020.

On August 19, 2019, the Company filed a Certificate of Amendment to its Articles of Incorporation to increase the Company’s authorized common stock from 500,000,000 shares to 1,000,000,000 shares.

On July 24, 2019 the Company executed a Promissory Note with Merida Capital Partners III LP. The note is in the principal sum of $200,000 plus accrued interest thereon, bears interest at the rate of twelve per cent (12.0%) per annum and matures on December 24, 2019.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no reportable events under this item for the fiscal year ended June 30, 2019.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean the company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a simple system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified. Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019. Based on this assessment, management concluded that, as of June 30, 2019, the Company’s internal control over financial reporting was not effective based on those criteria.

To remediate our internal control weaknesses, management intends to implement the following measures:

•	The Company plans to add a sufficient number of independent directors to its Board and staff its audit committee with additional directors that qualify as “independent” directors pursuant to relevant NASDAQ or similar exchange rules.
•	The Company will add sufficient knowledgeable accounting personnel to properly segregate duties and to affect a timely, accurate preparation of the financial statements.
•	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring of accounting personnel and appointment of independent members of the Board is contingent upon the Company’s operational efforts. Management expects to hire additional personnel and staff its audit committee with at additional independent directors in the coming fiscal year but provides no assurances that it will be able to do so.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant rules of the SEC that permit us to provide only management’s report in this annual report. On July 21, 2010, President Obama signed the DoddFrank Wall Street Reform and Consumer Protection Act. Included in the Act is a provision that permanently exempts smaller public companies that qualify as either a “NonAccelerated Filer” or “Smaller Reporting Company” from the auditor attestation requirement of Section 404(b) of the SarbanesOxley Act of 2002.

There was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to persons who are currently serving as directors and executive officers of the Company. Each director holds office until the next annual meeting of stockholders or until his successor has been elected and qualified.

Name	Age	Position
Carlos Frias	38	Chief Executive Officer & Director (1)
Brian Moon	57	Chief Financial Officer (2)
Daniel Nguyen	40	Chief Scientific Officer & Director (3)
Alex Frias	37	Vice President of Finance (4)
David Goldburg	56	Chairman of the Board of Directors (5)
David Vautrin	49	Director (6)

(1)	Appointed on May 31, 2019.
(2)	Appointed on September 24, 2019.
(3)	Appointed on May 31, 2019.
(4)	Appointed on June 19, 2019.
(5)	Appointed as Director on October 31, 2018, and Chairman of the Board of Directors on November 21, 2018.
(6)	Appointed as Director on January 4, 2019.

Biographies of Directors and Officers

The following is a brief account of the education and business experience during at least the past five years of each Director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Carlos Frias – Chief Executive Officer and Director

A Marine Corps veteran, Mr. Frias co-founded and served as the CEO of Green Lotus™ prior to its acquisition by the Company on May 31, 2019, when he was appointed as the CEO and director of the Company in connection with the acquisition. Mr. Frias has been a leader in the cannabis industry for 16 years, particularly in the medical cannabis market—founding an investment fund and a non-profit in Texas and California, respectively.

Brian Moon – Chief Financial Officer

Mr. Moon, age 57, was the CFO of Team ProMark, a sports license development and sales company. Mr. Moon was with the company from 2013 until joining the Company. Previously, Mr. Moon was the CFO of Ensemble Studios and executed what was at the time the largest video game design company sale to a publisher (Microsoft) in industry history, and previously in Mr. Moon’s professional career, he worked for Deloitte and Touche. Mr. Moon has a BBA in Accounting from Baylor University and earned a Texas CPA certificate.

Daniel Nguyen – Chief Scientific Officer and Director

Mr. Nguyen has 19 years of experience in pharmaceuticals, nutraceuticals, and cosmetics. In October 2017, Mr. Nguyen was appointed CSO of Green Lotus™, where he oversaw compounding and production for a premium hemp oil brand that manufactures and distributes hemp-derived products both nationally and internationally. Prior to his appointment at Green Lotus™, Mr. Nguyen has worked as a research chemist and chemical compounder, including positions at Access Pharmaceuticals and Fruit of the Earth for more than 3 years.

Alex Frias – Vice President of Finance

Mr. Frias co-founded and served as Vice President of Finance for Green Lotus prior to its acquisition by the Company on May 31, 2019, when he was appointed the Vice President of Finance of the Company in connection with the acquisition. Since 2008, Mr. Frias has been an owner and operator of several medical cannabis businesses, improving yield efficiencies and overseeing several grow operations as Chief Cultivation Officer in California before founding Green Lotus.

David Goldburg – Chairman of the Board of Directors

Mr. Goldburg is a Senior Partner of Merida Capital Partners II, LP, a cannabis-focused private equity fund which was the leading investor in the Company’s private placement described in the Current Report on Form 8-K filed by the Company on August 3, 2018. Mr. Goldburg has specialized in credit investing for the past 25 years, managing proprietary investment portfolios at leading Wall Street firms and hedge funds. Mr. Goldburg has previously served as the senior member of the New York office of Silver Rock Financial, Michael Milken’s family office, and has filled senior roles at Goldman Sachs, Oak Hill Advisors, Morgan Stanley, and Bear Stearns. Mr. Goldburg began his career as an analyst in the mergers and acquisitions group at the First Boston Corporation, received a B.A. in History from Brown University and is a Harry S. Truman Scholar.

David Vautrin – Director

Mr. Vautrin brings invaluable beverage and cannabis expertise to the Company’s Board of Directors. He has a long successful track record in privately held and publicly traded, multi-billion dollar Consumer Packaged Goods (CPG) companies, as well as ownership and leadership in mid-cap and emerging growth organizations. Since March of 2017, Mr. Vautrin has been the Vice President of Sales & Marketing of Origin House (CSE: OH, OTCQX: ORHOF, formerly known as CannaRoyalty). Origin House provides investors unique access to diverse, high potential, growth-ready assets in North America’s emerging cannabis market. Prior to his appointment as a member of the Company’s Board of Directors, Mr. Vautrin had just completed a two-year term as an Independent Director of New Age Beverages Corp. (Nasdaq: NBEV). NBEV is a healthy functional beverage company with a large portfolio of Beverage Brands sold in approximately 60 countries and domestically across retail and convenience stores. While on their Board of Directors, he also was on the audit committee and led the compensation committee for that company. During his tenure, the company successfully up listed from the OTC to the NASDAQ exchange, raised over $100 million, acquired 5 companies, 4 brands, 11 patents, established robust governance, and increased liquidity of the stock while significantly expanding the company’s market capitalization. Since January of 2009, Mr. Vautrin has also been serving as a strategic advisor to DBC, a consumer goods company whose primary brand Pirouline® Rolled Wafer product is sold in approximately 30 countries and domestically, across retail channels including grocery, drug, export, value, e-commerce, food service and specialty distributors. Mr. Vautrin has also held other senior level positions, including CEO of Throwdown Industries Holdings from May 2009 to December 2016 and Senior Vice President of Cott Corporation (NYSE:COTT) from May 2007 to August 2008. He is a graduate of The State University of New York, Plattsburgh, with a degree in business administration.

There are no family relationships among any of our directors and executive officers except that Carlos Frias and Alex Frias are brothers.

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

Indemnification of Directors and Officers

Nevada law allows for the indemnification of officers, directors, and any corporate agents in terms sufficiently broad to indemnify such persons under certain circumstances for liabilities, including reimbursement for expenses, incurred arising as a result of their service as officers, directors or agents of the Company. The Bylaws of the Company provide that the Company will indemnify its directors and officers to the fullest extent authorized or permitted by law and such right to indemnification will continue as to a person who has ceased to be a director or officer of the Company and will inure to the benefit of his or her heirs, executors and similar successors; provided, however, that, except for proceedings to enforce rights to indemnification, the Company will not be obligated to indemnify any director or officer in connection with a proceeding (or part thereof) initiated by such person unless such proceeding (or part thereof) was authorized by the Board of Directors. The right to indemnification conferred will include the right to be paid by the Company the expenses (including attorney’s fees) incurred in defending any such proceeding in advance of its final disposition.

The Company may, to the extent authorized from time to time by the Board of Directors, provide rights to indemnification and to the advancement of expenses to employees and agents of the Company similar to those conferred on directors and officers of the Company. Furthermore, the Company may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Company or another company against any expense, liability or loss, whether or not the Company would have the power to indemnify such person against such expense, liability or loss under Nevada law.

During the last five years, no director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company, nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Directors’ and Officers’ Liability Insurance

The Company currently does not have directors’ and officers’ liability insurance insuring our Directors and officers against liability for acts or omissions in their capacities as directors or officers of the Company.

Code of Ethics

We intend to adopt a code of ethics that applies to our officers, directors and employees, including our principal executive officer and principal accounting officer, but have not done so to date due to our relatively small size. We intend to adopt a written code of ethics in the near future.

Corporate Governance & Board Independence

Our Board of Directors consists of four Directors and has not established audit, nominating or governance committees as standing committees. The Board does not have an executive committee or any committees performing a similar function. We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of Directors be independent.

Due to our lack of operations and size, and since we are not currently listed on a national securities exchange, we are not subject to any listing requirements mandating the establishment of any particular committees; all functions of a nominating/governance committee were performed by our whole board of directors. Our board of directors intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges as necessary. Our board of directors does not believe that it is necessary to have such committees at the early stage of the company’s development, and our board of directors believes that the functions of such committees can be adequately performed by the current members of our board of directors.

We believe that members of our board of directors are currently capable of analyzing and evaluating our consolidated financial statements.

Board Leadership Structure and the Board’s Role in Risk Oversight.

The Company has recently separated the roles of Chief Executive Officer (“CEO”) and Chairman of the Board in recognition of the differences between the two roles. The CEO is responsible for setting the Company’s strategic direction, providing leadership and driving the performance of the Company, while the Chairman of the Board provides guidance to the CEO, sets the agenda for Board meetings and presides over meetings of the full Board. In light of the industry experience and management expertise of David Goldburg, our Chairman, and the extensive experience and dynamic leadership of Carlos Frias, our CEO, the Board feels that this structure continues to be appropriate for the Company.

The Board of Directors does not have a specific role in risk oversight of the Company. The Chief Executive Officer and Chief Financial Officer and other executive officers and employees of the Company provide the Board of Directors with information regarding the Company’s risks.

Item 11. Executive Compensation.

Summary Compensation Table— Fiscal Years Ended June 30, 2019 and 2018

The following table sets forth information concerning all cash and noncash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the fiscal years ended June 30, 2019 and 2018.

						Non-Equity	Non-Qualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Carlos Frias	2019	$81,256	$25,945	$1,549,548	$0	$0	$0	$0	$1,656,749
Chief Executive Officer(1)	2018	$0	$0	$0	$0	$0	$0	$0	$0
Daniel Nguyen	2019	$78,641	$0	$1,291,286	$0	$0	$0	$0	$1,369,927
Chief Scientific Officer(2)	2018	$0	$0	$0	$0	$0	$0	$0	$0
Alex Frias	2019	$78,183	$2,500	$1,033,036	$0	$0	$0	$0	$1,113,719
Vice President of Finance(3)	2018	$0	$0	$0	$0	$0	$0	$0	$0
Clifford Perry	2019	$72,291	$0	$0	$0	$0	$0	$0	$72,291
Director of Corporate Development(4)	2018	$87,900	$0	$0	$0	$0	$0	$0	$87,900
Raymond Medeiros	2019	$14,957	$65,003	$0	$0	$0	$0	$0	$79,960
Director of Business Development(5)	2018	$63,000	$0	$0	$0	$0	$0	$0	$63,000
Brian Moon	2019	$0	$0	$0	$0	$0	$0	$0	$0
Chief Financial Officer(6)	2018	$0	$0	$0	$0	$0	$0	$0	$0
Laurence Ruhe	2019	$55,521	$11,715	$0	$0	$0	$0	$0	$67,236
Former Chief Financial Officer(7)	2018	$0	$0	$0	$0	$0	$0	$0	$0
Richard Groberg	2019	$0	$0	$0	$0	$0	$0	$0	$0
Former Chief Financial Officer(8)	2018	$0	$0	$186,892	$0	$0	$0	$0	$186,892

________________________

_________________________________

(1) Carlos Frias was appointed as our Chief Executive Officer on May 31, 2019.

(2) Daniel Nguyen was appointed as our Chief Scientific Officer on May 31, 2019.

(3) Alex Frias was appointed as our Vice President of Finance on June 19, 2019.

(4) Clifford Perry resigned as our Chief Executive Officer, was appointed as our Director of Corporate Development on May 31, 2019 and resigned from all positions with the Company on October 18, 2019.

(5) Raymond Medeiros resigned as our Executive Vice President and was appointed as our Director of Business Development on May 31, 2019, and he resigned from all positions with the Company on October 18, 2019.

(6) Brian Moon was appointed as our Chief Financial Officer on September 24, 2019.

(7) Mr. Ruhe was appointed as our Chief Financial Officer on November 21, 2018, and he resigned as our Chief Financial Officer on May 31, 2019.

(8) Mr. Groberg was appointed as our Chief Financial Officer on January 18, 2018, and he resigned as our Chief Financial Officer on November 24, 2018. Mr. Groberg’s entity was issued 800,000 shares of common stock and 600,000 shares of common stock on or about January 18, 2018, in consideration of his appointment as CFO.

Outstanding Equity Awards at Fiscal Year End

As of June 30, 2019, the Company did not maintain a current equity incentive plan or other plan, including but not limited to bonus, deferred compensation or retirement plan under which the Company’s securities may be issued to its named executive officers as compensation.

Employment Agreements

As of June 30, 2019, the Company had employment agreements with Carlos Frias, Daniel Nguyen, Alex Frias, Clifford Perry, and Raymond Medeiros as follows:

In connection with Mr. Frias’ appointment as Chief Executive Officer and a director of the Company, the Board approved an Employment Agreement, effective as of the closing of the Green Lotus Acquisition, by and between the Company and Carlos Frias. Under the terms of the agreement, the Company agreed to pay Mr. Frias an annual base salary of $130,000 for a term of two years. Subject to Mr. Frias’ continued provision of services to the Company, the agreement also provides for cash incentives of $2,400,000 and equity incentives of $10,738,750 of the Company’s restricted common stock, at a share price equal to the VWAP of the Company’s common stock for the 30 trading days prior to its award. The agreement also contains provisions for further cash and equity incentive awards to be determined based upon the net operating income (as defined in the employment agreement) received by the Company in the twelve months after the Closing Date pursuant to a Master Manufacturing Agreement, dated as of November 13, 2017, by and between ECS and CBD LIFE SA DE CV (as amended, restated, modified or supplemented from time to time, the “Master Agreement”). Subject to Mr. Frias’ continued provision of services to the Company, Mr. Frias will receive a cash incentive award equal to 15 percent of such net operating income and an equity incentive award of the Company’s common stock equal to 25 percent of such net operating income, at a share price based on the VWAP of the Company’s common stock for the thirty trading days prior to its award. The agreement is terminable for cause, death or disability.

In connection with Mr. Nguyen’s appointment as Chief Scientific Officer and as a director of the Company, the Board approved an Employment Agreement, effective as of the closing of the Green Lotus Acquisition, by and between the Company and Mr. Nguyen. Under the terms of the agreement, the Company agreed to pay Mr. Nguyen an annual base salary of $100,000 for a term of two years. Subject to Mr. Nguyen’s continued provision of services to the Company, the agreement also provides for cash incentives of $2,000,000 and equity incentives of $8,938,750 of the Company’s restricted common stock, at a share price equal to the VWAP of the Company’s common stock for the 30 trading days prior to its award. The agreement also contains provisions for further cash and equity incentive awards to be determined based upon the net operating income (as defined in the employment agreement) received by the Company in the twelve months after the Closing Date pursuant to the Master Agreement. Subject to Mr. Nguyen’s continued provision of services to the Company, Mr. Nguyen will receive a cash incentive award equal to 12.49875 percent of such net operating income and an equity incentive award of the Company’s common stock equal to 20.83125 percent of such net operating income, at a share price based on the VWAP of the Company’s common stock for the thirty trading days prior to its award. The agreement is terminable for cause, death or disability.

In connection with Clifford J. Perry’s engagement as Director of Corporate Development, the Board approved an Employment Agreement, dated May 31, 2019, by and between the Company and Clifford J. Perry. Under the terms of the agreement, the Company agreed to pay Clifford J. Perry and annual base salary of $115,000 for a term of two years. The agreement is terminable for cause, death or disability.

In connection with Raymond Medeiros’ engagement as Director of Business Development, the Board approved an Employment Agreement, dated May 31, 2019, by and between the Company and Raymond Medeiros. Under the terms of this agreement, the Company agreed to pay Raymond Medeiros and annual base salary of $100,000 for a term of two years. The agreement is terminable for cause, death or disability.

In connection with Alex Frias’ engagement as an employee of the Company, the Board approved an Employment Agreement, effective as of the closing of the Green Lotus Acquisition, by and between the Company and Alex Frias. Under the terms of the agreement, the Company agreed to pay Alex Frias an annual base salary of $100,000 for a term of two years. Subject to Alex Frias’ continued provision of services to the Company, the agreement also provides for cash incentives of $1,600,000 and equity incentives of $7,138,750 of the Company’s restricted common stock, at a share price equal to the VWAP of the Company’s common stock for the 30 days prior to its award. The agreement also contains provisions for further cash and equity incentive awards to be determined based upon the net operating income (as defined in the employment agreement) received by the Company in the twelve months after the Closing Date pursuant to the Master Agreement. Subject to Mr. Frias’ continued provision of services to the Company, Mr. Frias will receive a cash incentive award equal to 10.00125 percent of such net operating income and an equity incentive award consisting of the Company’s common stock equal to 16.66875 percent of such net operating income, at a share price based on the VWAP of the Company’s common stock for the thirty trading days prior to its award. The agreement is terminable for cause, death or disability.

Compensation of Directors

The following table provides information regarding the compensation of the Company’s non-executive directors for the fiscal years ended June 30, 2019 and 2018. The Company’s executive directors (Carlos Frias and Daniel Nguyen since their appointments on May 31, 2019, and Clifford Perry and Raymond Medeiros prior to their resignations from all positions with the Company on October 18, 2019) did not receive any separate compensation for their services as directors.

Summary Compensation Table

								Non-Equity	Non-Qualified
								Incentive	Deferred
				Stock		Option		Plan	Compensation	All Other
Name and		Salary	Bonus	Awards		Awards		Compensation	Earnings	Compensation	Totals
Principal Position	Year	($)	($)	($)		($)		($)	($)	($)	($)
Paul Pelosi, Jr. (1)	2018	$0	$0	$26,265	(2)	$161,000	(3)	$0	$0	$0	$187,265
	2019	$0	$0	$0		$0		$0	$0	$0	$0
Richard Segerblom (4)	2018	$0	$0	$49,623	(5)	$34,400	(6)	$0	$0	$0	$84,023
	2019	$0	$0	$0		$0		$0	$0	$0	$0
Richard Groberg (7)	2018	$0	$0	$6,986	(8)	$34,400	(9)	$0	$0	$0	$41,386
	2019	$0	$0	$0		$0		$0	$0	$0	$0
David Vautrin (10)	2018	$0	$0	$0		$0		$0	$0	$0	$0
	2019	$0	$0	$80,097		$0		$0	$0	$0	$80,097
David Goldburg (11)	2018	$0	$0	$0		$0		$0	$0	$0	$0
	2019	$0	$0	$125,000		$0		$0	$0	$0	$125,000

(1) Mr. Pelosi was appointed as a member of our Board of Directors on October 31, 2018, and resigned November 21, 2018.

(2) Represents the fair value as of the grant date of October 27, 2017, of an aggregate of 850,000 shares of the Company’s common stock issued during the year ended June 30, 2018, computed in accordance with FASB ASC Topic 718.

(3) Represents the fair value as of the grant date of February 1, 2018, of warrants to purchase 1,250,000 shares of the Company's common stock at an exercise price of $0.04, which vested during the fiscal year ending June 30, 2018, computed in accordance with FASB ASC Topic 718.

(4) Senator Segerblom was appointed as a member of our Board of Directors on April 30, 2018 and resigned effective May 31, 2019.

(5) Represents the fair value as of the grant dates of April 30, 2018 of an aggregate of 314,465 shares of the Company’s Common Stock issued during the year ended June 30, 2018, computed in accordance with FASB ASC Topic 718.

(6) Represents the fair value as of the grant date of April 30, 2018 of warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $0.10, which vested during the fiscal year ending June 30, 2018, computed in accordance with FASB ASC Topic 718.

(7) Mr. Groberg was appointed as a member of our Board of Directors on May 10, 2018 and resigned effective May 31, 2019.

(8) Represents the fair value of $50,000 in common stock issued May 10, 2018, to vest monthly over a one-year period, at a value of $0.16 per share, for a total of 312,500 shares.

(9) Represents the fair value as of the grant date of May 10, 2018, of warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $0.10, which vested during the fiscal year ending June 30, 2018, computed in accordance with FASB ASC Topic 718.

(10) Represents the fair value of 291,262 shares of common stock issued to Mr. Vautrin on January 3, 2019.

(11) Represents the fair value of 426,622 shares of the Company’s common stock issued to Mr. Goldburg on December 3, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of November 14, 2019, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, (ii) each director and each of our named executive officers and (iii) all executive officers and directors as a group.

The number of shares of Common Stock beneficially owned by each person is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after the date hereof, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Outstanding Shares (1)
Executive Officers and Directors
Carlos Frias	Common Stock	95,302,468	16.3%
Ngoc Quang (Daniel) Nguyen	Common Stock	83,181,256	14.2%
Alexandro Frias	Common Stock	65,529,180	11.2%
Brian Moon	Common Stock	1,000	*%
David Goldburg	Common Stock	17,426,622(2)	3.0%
David Vautrin	Common Stock	291,262	0.1%

Executive officers and directors as a group (6 persons)	Common Stock	261,731,788	40.0%

Other Beneficial Owners:
Clifford Perry	Common Stock	80,074,730	13.7%

(1) As of October 8, 2019, a total of 585,983,209 shares of the Company's common stock are considered to be outstanding pursuant to Rule 13d-3(d)(1) promulgated under the Securities Exchange Act of 1934, as amended. For each beneficial owner identified, any shares of common stock issuable upon conversion of that beneficial owner's other securities, which were convertible into common stock at the election of the beneficial owner within 60 days, have been also included for purposes of calculating their percent of class.

(2) Includes 426,622 shares of common stock issued in the name of Mr. Goldburg, as well as 17,000,000 shares issuable in the name of Merida Capital Partners II, LP ("Merida Capital"). Mr. Goldburg shares voting and dispositive power with respect to the shares issued in the name of Merida Capital.

Item 13. Certain Relationships and Related Transactions, and Director Independence. Transactions with Related Persons

Carlos Frias, CEO and Director of the Company, has promissory notes payable to him in the amount of $123,657 for various expense reimbursements and $2,400,000 in cash incentives as part of his employment agreement subject to his continued provision of services to the Company. Imputed interest is immaterial. The promissory notes are reflected as liabilities on the financial statements as of June 30, 2019.

Alexandro Frias, VP of Finance of the Company, has promissory notes payable to him in the amount of $83,657 for various expense reimbursements and $1,600,000 in cash incentives as part of his employment agreement subject to his continued provision of services to the Company. Imputed interest is immaterial. The promissory notes are reflected as liabilities on the financial statements as of June 30, 2019.

Ngoc “Daniel” Quong Nguyen, CSO and Director of the Company, has promissory notes payable to him in the amount of $655,000 for various expense reimbursements and asset purchases and $2,0400,000 in cash incentives as part of his employment agreement subject to his continued provision of services to the Company. Imputed interest is immaterial. The promissory notes are reflected as liabilities on the financial statements as of June 30, 2019.

Richard C. Cowan a former Director and officer of the Company, has payables and accruals due to him of $0 and $15,485.47 as of June 30, 2019 and June 30, 2018, respectively.

Clifford J. Perry (“Perry”), former Chief Executive officer, former Chief Financial Officer, and a former Director of the Company, has compensation due and other payables and accruals due to him totaling $89,859 and $32,814 as of June 30, 2019 and 2018, respectively, as reflected on the balance sheet under Accounts Payable and Accrued Expenses. Imputed interest is immaterial.

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

Director Independence

We currently do have one independent directors as the term “independent” is defined in Nasdaq listing rules.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed by our principal independent accountants for the years indicated, for the categories of services indicated.

	Years Ended June 30,
Category	2019	2018
Audit Fees	$89,845	$27,500
Audit Related Fees	39,645	–
Tax Fees	–	–
All Other Fees	–	–
Total	$129,490	$27,500

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The exhibits listed in the following Exhibit Index are filed as part of this report:

Exhibit Index

Number	Description

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1, filed on July 22, 2013)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1, filed on July 22, 2013)
3.3	Articles of Merger (incorporated by reference to our Current Report on Form 8-K, filed on February 25, 2015)
3.4	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K, filed on June 9, 2016)
3.5	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on August 26, 2019)
10.1	Asset Purchase Agreement dated with Valencia Web Technology S.L. (incorporated by reference to our Current Report on Form 8-K, filed on May 31, 2017)
10.2	Purchase-Sale of Shares/Equity Purchase Agreement dated January 5, 2018, with Luis Miguel Santos Juan and Ylenia Coves Sansano (incorporated by reference to our Current Report on Form 8-K, filed on February 7, 2018)
10.3	Amendment No. 1 to Purchase Agreement, dated January 31, 2018, with Luis Miguel Santos Juan and Ylenia Coves Sansano (incorporated by reference to our Current Report on Form 8-K, filed on February 7, 2018)
10.4	Asset Purchase Agreement dated March 3, 2018, by and between Leafceuticals Inc, Earth Born, Inc. (California), Earth Born, Inc. (Delaware), Irie Living, and Genesis Media Works, LLC (incorporated by reference to our Current Report on Form 8-K, filed on March 8, 2018)
10.5	Securities Purchase Agreement dated July 26, 2018, with Mark Rosales, Marc Vitorillo and Quantum Capital Group, LLC (incorporated by reference to our Current Report on Form 8-K, filed on August 21, 2018)
10.6	Securities Purchase Agreement dated September 28, 2018, with Merida Capital Partners II, LP (incorporated by reference to our Current Report on Form 8-K, filed on October 3, 2018)
10.7	Membership Interest Purchase Agreement dated May 21, 2019, with Carlos Frias, Daniel Nguyen, Alex Frias and Chris Fagan (incorporated by reference to our Current Report on Form 8-K, filed on May 24, 2019)
10.8	Voting Agreement dated as of May 31, 2019, by and among Freedom Leaf Inc., Carlos Frias, Ngoc Quang (Daniel) Nguyen, Alex Frias, Chris Fagan, Merida Capital Partners II LP, Clifford Perry, Raymond Medieros and Richard Cowan (incorporated by reference to our Current Report on Form 8-K, filed on June 4, 2019)
10.9	Amendment No. 1, dated as of May 31, 2019, to that certain Securities Purchase Agreement, dated as of September 28, 2018, by and among Freedom Leaf Inc., Merida Capital Partners II LP, JM10-FFF, Clifford Perry, and Richard Cowan (incorporated by reference to our Current Report on Form 8-K, filed on June 4, 2019)
10.10	Employment Agreement of Carlos Frias, dated as of May 31, 2019, by and between Freedom Leaf Inc. and Carlos Frias (incorporated by reference to our Current Report on Form 8-K, filed on June 4, 2019)
10.11	Employment Agreement of Ngoc Quang (Daniel) Nguyen, dated as of May 31, 2019, by and between Freedom Leaf Inc. and Ngoc Quang (Daniel) Nguyen (incorporated by reference to our Current Report on Form 8-K, filed on June 4, 2019)
10.12	Employment Agreement of Alex Frias, dated as of May 31, 2019, by and between Freedom Leaf Inc. and Alex Frias (incorporated by reference to our Current Report on Form 8-K, filed on June 4, 2019)
10.13	Employment Agreement of Clifford Perry, dated as of May 31, 2019, by and between Freedom Leaf Inc. and Clifford Perry (incorporated by reference to our Current Report on Form 8-K, filed on June 4, 2019)
10.14	Employment Agreement of Raymond Medeiros, dated as of May 31, 2019, by and between Freedom Leaf Inc. and Raymond Medeiros (incorporated by reference to our Current Report on Form 8-K, filed on June 4, 2019)
10.15	Restricted Stock Agreement dated August 28, 2019, between Freedom Leaf Inc. and Carlos Frias (incorporated by reference to our Current Report on Form 8-K, filed on August 29, 2019)
10.16	Restricted Stock Agreement dated August 28, 2019, between Freedom Leaf Inc. and Alex Frias (incorporated by reference to our Current Report on Form 8-K, filed on August 29, 2019)
10.17	Restricted Stock Agreement dated August 28, 2019, between Freedom Leaf Inc. and Ngoc Quang (Daniel) Nguyen (incorporated by reference to our Current Report on Form 8-K, filed on August 29, 2019)
10.18	Employment Agreement dated August 5, 2019, between Freedom Leaf Inc. and Brian Moon (incorporated by reference to our Current Report on Form 8-K, filed on September 26, 2019)
10.19	Restricted Stock Agreement dated October 1, 2019, between Freedom Leaf Inc. and Brian Moon (incorporated by reference to our Current Report on Form 8-K, filed on September 26, 2019)
31.1*	Certification of Principal Executive Officer of Freedom Leaf Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Accounting Officer of Freedom Leaf Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer of Freedom Leaf Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
32.2*	Certification of Principal Accounting Officer of Freedom Leaf Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

101.INS **	XBRL Taxonomy Extension Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

__________

*Filed herewith.

** To be filed by amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Carlos Frias	November 14, 2019
Carlos Frias, Principal Executive Officer	Date

/s/ Brian Moon	November 14, 2019
Brian Moon, Principal Accounting Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David Goldburg	November 14, 2019
David Goldburg, Director	Date

/s/ Carlos Frias	November 14, 2019
Carlos Frias, Director	Date

/s/ David Vautrin	November 14, 2019
David Vautrin, Director	Date

/s/ Daniel Nguyen	November 14, 2019
Daniel Nguyen, Director	Date

