Form 10-K/A
period 2019-06-30
Freedom Leaf Inc.
filed 2019-11-18
CIK 1581545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this amendment to our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, originally filed with the Securities and Exchange Commission on November 14, 2019 (the “Annual Report”), is to furnish Exhibit 101 to the Annual Report, which contains the XBRL (eXtensible Business Reporting Language) interactive data files for the financial statements and notes included in Part  II, Item 8 of the Annual Report. No other changes have been made to the Annual Report.

This amendment speaks as of the original filing date of the Annual Report, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Annual Report. Pursuant to Rule 406T of Regulation S–T, interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

2

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The exhibits listed in the following Exhibit Index are filed as part of this report:

Exhibit Index

Number	Description

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1, filed on July 22, 2013)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1, filed on July 22, 2013)
3.3	Articles of Merger (incorporated by reference to our Current Report on Form 8-K, filed on February 25, 2015)
3.4	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K, filed on June 9, 2016)
3.5	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on August 26, 2019)
10.1	Asset Purchase Agreement dated with Valencia Web Technology S.L. (incorporated by reference to our Current Report on Form 8-K, filed on May 31, 2017)
10.2	Purchase-Sale of Shares/Equity Purchase Agreement dated January 5, 2018, with Luis Miguel Santos Juan and Ylenia Coves Sansano (incorporated by reference to our Current Report on Form 8-K, filed on February 7, 2018)
10.3	Amendment No. 1 to Purchase Agreement, dated January 31, 2018, with Luis Miguel Santos Juan and Ylenia Coves Sansano (incorporated by reference to our Current Report on Form 8-K, filed on February 7, 2018)
10.4	Asset Purchase Agreement dated March 3, 2018, by and between Leafceuticals Inc, Earth Born, Inc. (California), Earth Born, Inc. (Delaware), Irie Living, and Genesis Media Works, LLC (incorporated by reference to our Current Report on Form 8-K, filed on March 8, 2018)
10.5	Securities Purchase Agreement dated July 26, 2018, with Mark Rosales, Marc Vitorillo and Quantum Capital Group, LLC (incorporated by reference to our Current Report on Form 8-K, filed on August 21, 2018)
10.6	Securities Purchase Agreement dated September 28, 2018, with Merida Capital Partners II, LP (incorporated by reference to our Current Report on Form 8-K, filed on October 3, 2018)
10.7	Membership Interest Purchase Agreement dated May 21, 2019, with Carlos Frias, Daniel Nguyen, Alex Frias and Chris Fagan (incorporated by reference to our Current Report on Form 8-K, filed on May 24, 2019)
10.8	Voting Agreement dated as of May 31, 2019, by and among Freedom Leaf Inc., Carlos Frias, Ngoc Quang (Daniel) Nguyen, Alex Frias, Chris Fagan, Merida Capital Partners II LP, Clifford Perry, Raymond Medieros and Richard Cowan (incorporated by reference to our Current Report on Form 8-K, filed on June 4, 2019)
10.9	Amendment No. 1, dated as of May 31, 2019, to that certain Securities Purchase Agreement, dated as of September 28, 2018, by and among Freedom Leaf Inc., Merida Capital Partners II LP, JM10-FFF, Clifford Perry, and Richard Cowan (incorporated by reference to our Current Report on Form 8-K, filed on June 4, 2019)
10.10	Employment Agreement of Carlos Frias, dated as of May 31, 2019, by and between Freedom Leaf Inc. and Carlos Frias (incorporated by reference to our Current Report on Form 8-K, filed on June 4, 2019)
10.11	Employment Agreement of Ngoc Quang (Daniel) Nguyen, dated as of May 31, 2019, by and between Freedom Leaf Inc. and Ngoc Quang (Daniel) Nguyen (incorporated by reference to our Current Report on Form 8-K, filed on June 4, 2019)
10.12	Employment Agreement of Alex Frias, dated as of May 31, 2019, by and between Freedom Leaf Inc. and Alex Frias (incorporated by reference to our Current Report on Form 8-K, filed on June 4, 2019)
10.13	Employment Agreement of Clifford Perry, dated as of May 31, 2019, by and between Freedom Leaf Inc. and Clifford Perry (incorporated by reference to our Current Report on Form 8-K, filed on June 4, 2019)
10.14	Employment Agreement of Raymond Medeiros, dated as of May 31, 2019, by and between Freedom Leaf Inc. and Raymond Medeiros (incorporated by reference to our Current Report on Form 8-K, filed on June 4, 2019)
10.15	Restricted Stock Agreement dated August 28, 2019, between Freedom Leaf Inc. and Carlos Frias (incorporated by reference to our Current Report on Form 8-K, filed on August 29, 2019)
10.16	Restricted Stock Agreement dated August 28, 2019, between Freedom Leaf Inc. and Alex Frias (incorporated by reference to our Current Report on Form 8-K, filed on August 29, 2019)
10.17	Restricted Stock Agreement dated August 28, 2019, between Freedom Leaf Inc. and Ngoc Quang (Daniel) Nguyen (incorporated by reference to our Current Report on Form 8-K, filed on August 29, 2019)
10.18	Employment Agreement dated August 5, 2019, between Freedom Leaf Inc. and Brian Moon (incorporated by reference to our Current Report on Form 8-K, filed on September 26, 2019)
10.19	Restricted Stock Agreement dated October 1, 2019, between Freedom Leaf Inc. and Brian Moon (incorporated by reference to our Current Report on Form 8-K, filed on September 26, 2019)
31.1*	Certification of Principal Executive Officer of Freedom Leaf Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Accounting Officer of Freedom Leaf Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer of Freedom Leaf Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
32.2*	Certification of Principal Accounting Officer of Freedom Leaf Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

101.INS **	XBRL Taxonomy Extension Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

__________

*	Previously filed or furnished as an exhibit to the registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed on November 14, 2019.
**	Furnished with this amendment.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Carlos Frias	November 18, 2019
Carlos Frias, Principal Executive Officer	Date

/s/ Brian Moon	November 18, 2019
Brian Moon, Principal Accounting Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David Goldburg	November 18, 2019
David Goldburg, Director	Date

/s/ Carlos Frias	November 18, 2019
Carlos Frias, Director	Date

/s/ David Vautrin	November 18, 2019
David Vautrin, Director	Date

/s/ Daniel Nguyen	November 18, 2019
Daniel Nguyen, Director	Date

4