Form 10-Q
period 2019-09-30
GL Brands, Inc.
filed 2020-01-31
CIK 1581545

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-55687

GL BRANDS, INC.

(Exact name of Registrant as specified in its charter)

Nevada	46-2093679
(State of incorporation)	(IRS Employer ID Number)

3939 Beltline Road, Suite 350

Addison, Texas 75001

888-811-4367

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	FRLF	OTC Pink

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

As January 28, 2020, there were 595,261,939 shares of common stock, par value $0.001 per share issued, issuable, and outstanding.

GL BRANDS, INC.

FORM 10-Q

SEPTEMBER 30, 2019

1

PART I. FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GL BRANDS, INC.

(fka Freedom Leaf Inc.)

Condensed Consolidated Balance Sheets

	September 30, 2019	June 30, 2019
	(Unaudited)
ASSETS
Current assets
Cash	$328,279	$335,835
Accounts receivable, net	116,915	170,371
Inventory, net	1,970,152	1,084,157
Prepaid expenses and other current assets	689,312	616,814
Other receivables, net of discount	121,562	120,000
Total current assets	3,226,220	2,327,177

Property and equipment, net	143,867	221,722
Intangible assets, net	454,051	549,927
Goodwill	15,127,749	15,127,749
Operating lease right of use assets	496,408	–
Other assets	10,000	–
Total assets	$19,458,295	$18,226,575

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$2,622,753	$5,528,851
Accounts payable and accrued expenses to related parties	6,000,001	109,237
Current portion of operating lease liabilities	115,336	–
Current portion of long-term notes payable	6,000	6,000
Short-term notes payable	2,730,980	1,645,672
Short-term notes payable - related parties	260,310	260,310
Deferred revenue	1,186,895	1,698,515
Total current liabilities	12,922,275	9,248,585
Non-current liabilities
Long-term notes payable, net of discounts, net of current portion	85,500	87,000
Operating lease liabilities, net of current portion	381,072	–
Payable to related party	46,165	–
Total non-current liabilities	512,737	87,000
Total liabilities	13,435,012	9,335,585

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, Series A preferred stock, 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2019 and 948,022 shares issued and outstanding at June 30, 2019.	–	948
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 585,983,209 shares issued, issuable, and outstanding at September 30, 2019 and 310,600,203 shares issued, issuable, and outstanding at June 30, 2019.	585,980	310,597
Additional Paid In Capital	42,189,148	30,842,385
Accumulated comprehensive income	40,943	17,592
Accumulated deficit	(36,835,479)	(22,323,223)
Total GL Brands Inc. stockholders' equity	5,980,592	8,848,299
Non-controlling interest	42,691	42,691
Total stockholders' equity	6,023,283	8,890,990
Total liabilities and stockholders' equity	$19,458,295	$18,226,575

See accompanying notes to unaudited condensed consolidated financial statements.

GL BRANDS, INC.

(fka Freedom Leaf Inc.)

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the three months ended September 30, 2019	For the three months ended September 30, 2018
Revenue, net	$2,121,508	$608,658
Cost of goods sold	659,737	269,125
Gross Margin	1,461,771	339,533

Operating expenses
General and administrative	1,972,381	1,114,332
Compensation accruals, related parties	13,747,328	–
Depreciation and amortization	103,614	362,884
Bad debt expense	–	19,755
Marketing and selling	159,768	38,424
Total operating expenses	15,983,091	1,535,395
Loss from operations	(14,521,320)	(1,195,862)
Other income (expense)
Interest expense	(81,955)	(6,769)
Interest income	1,585	8
Gain on sale of property and equipment	45,086	–
Gain on forgiveness of debt	–	100,000
Miscellaneous income	44,348	–
Total other income (expense)	9,064	93,239

Net loss before non-controlling interest	(14,512,256)	(1,102,623)
Loss attributable to non-controlling interest	–	(9,143)
Net loss attributable to common stockholders	$(14,512,256)	$(1,111,766)
Net loss attributable to common stockholders per share - basic and diluted	$(0.03)	$(0.01)
Weighted average number of shares outstanding - basic and diluted	415,365,477	194,698,293
Foreign currency translation gain (loss)	23,351	(1,154)
Total comprehensive loss	$(14,488,905)	$(1,112,920)

See accompanying notes to unaudited condensed consolidated financial statements.

GL BRANDS, INC.

(fka Freedom Leaf Inc.)

Condensed Consolidation Statements of Stockholders' Equity

For the Three Months Ended September 30, 2019

(Unaudited)

					Additional	Accumulated		Non-
	Preferred Stock		Common Stock		Paid In	Comprehensive	Accumulated	Controlling
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interest	Total

Balance at June 30, 2019	948,022	$948	310,600,203	$310,597	$30,842,385	$17,592	$(22,323,223)	$42,691	$8,890,990
Issuance of common stock for services	–	–	180,580,806	180,581	11,440,617	–	–	–	11,621,198
Issuance of common stock in conversion of Series A Preferred Stock	(948,022)	(948)	94,802,200	94,802	(93,854)	–	–	–	–
Accumulated comprehensive income	–	–	–	–	–	23,351	–	–	23,351
Net loss for the period ended September 30, 2019	–	–	–	–	–	–	(14,512,256)	–	(14,512,256)

Balance at September 30, 2019	–	$–	585,983,209	$585,980	$42,189,148	$40,943	$(36,835,479)	$42,691	$6,023,283

See accompanying notes to unaudited condensed consolidated financial statements.

GL BRANDS INC.

(fka Freedom Leaf Inc.)

Condensed Consolidated Statements of Stockholders' Equity

For the Three Months Ending September 30, 2018

(Unaudited)

	Preferred Stock		Common Stock Issuable		Common Stock		Stock Subscriptions	Additional Paid In	Non-Controlling	Accumulated Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Interest	Income	Deficit	Total

Balance at June 30, 2018	948,022	$948	660,752	$663	184,708,613	$184,707	$–	$12,377,907	$(8,684)	$3,833	$(9,540,976)	$3,018,398

Issuance of common stock and warrants for cash					4,702,424	4,702		323,798				328,500
Issuance of common stock for services			(492,242)	(493)	1,511,268	1,511		138,082				139,100
Issuance of common stock in exercise of warrants			25,000,000	25,000			(2,750,000)	2,975,000				250,000
Issuance of common stock in business combinations					2,000,000	2,000		298,630				300,630
Issuance of common stock for cost method investment					3,000,000	3,000		372,000				375,000
Accumulated comprehensive income										(1,154)		(1,154)
Net loss for the period ended September 30, 2018									(9,143)		(1,102,623)	(1,111,766)

Balance at September 30, 2018	948,022	$948	25,168,510	$25,170	195,922,305	$195,920	$(2,750,000)	$16,485,417	$(17,827)	$2,679	$(10,643,599)	$3,298,708

See accompanying notes to unaudited condensed consolidated financial statements.

GL BRANDS, INC.

(fka Freedom Leaf Inc.)

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended September 30,

(Unaudited)

	For the Three months ended September 30, 2019	For the Three months ended September 30, 2018
Cash flows from operating activities:
Net loss	$(14,512,256)	$(1,102,623)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	103,613	342,495
Deferred revenue	(511,620)	–
Gain on sale of property and equipment	(45,086)	–
Gain on forgiveness of debt	–	(100,000)
Amortization of debt discounts	45,308	2,902
Common stock issued for services	11,621,198	139,592
Changes in operating assets and liabilities:
Accounts receivable	98,456	(128,781)
Inventory	(885,995)	(124,517)
Prepaid expenses and other current assets	(74,060)	(110,574)
Other assets	(10,000)	–
Accounts payable and accrued expenses	(2,906,097)	511,006
Accounts payable and accrued expenses, related parties	5,890,764	–
Due to related parties	46,165	44,700
Net cash used in operating activities	(1,139,610)	525,800

Cash flows from investing activities
Cash acquired in business combination	–	1,210
Proceeds from sales of property and equipment	90,000	–
Purchases of property and equipment	(16,783)	(2,699)
Purchases of intangible asset	(3,014)	–
Net cash provided by (used in) investing activities	70,203	(1,489)

Cash flows from financing activities:
Proceeds from notes payable	1,100,000	60,000
Payments on notes payable	(61,500)	(168,073)
Proceeds from the sale of common stock and warrants	–	578,500
Net cash provided by financing activities	1,038,500	470,427

Effects of exchange rates on cash	23,351	36,714

Net change in cash	(7,556)	(20,148)

Cash at beginning of period	335,835	54,380

Cash at end of period	$328,279	$34,232

Supplemental disclosure of cash flow information:
Cash paid for interest	$81,954	$–
Cash paid for taxes	$–	$–

Non-cash investing and financing activities:
Initial debt discounts	$–	$6,000
Common stock issued for cost method investment	$–	$375,000
Common stock issued in business combination	$–	$300,630
Common stock issued for subscriptions receivable	$–	$2,750,000
Right-of-use assets obtained in exchange for operating lease obligations	$524,935	$–
Conversion of preferred to common shares	$94,802	$–

See accompanying notes to unaudited condensed consolidated financial statements.

GL Brands, Inc.

(fka Freedom Leaf Inc.)

Notes to Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated in the State of Nevada on February 21, 2013. On May 31, 2019, Freedom Leaf Inc. closed the purchase of ECS Labs LLC (the Green Lotus Companies), a Texas limited liability company. ECS Labs LLC wholly owns two subsidiaries: B&B Labs, LLC, a Texas limited liability company, and Texas Wellness Center, LLC, a Texas limited liability company.

On November 20, 2019, the Company changed its name to “GL Brands, Inc.” by filing Articles of Merger merging a newly formed Nevada subsidiary, GL Brands Name Change Subsidiary, Inc., into the registrant as permitted by Section 92A.180(5) of the Nevada Revised Statutes. The Company has filed an Issuer Company-Related Notification Form with the Financial Industry Regulatory Authority, Inc. (FINRA) to affect the name change and a corresponding ticker symbol change.

GL Brands, Inc. (fka Freedom Leaf Inc.) is an audited and reporting public company traded under the symbol (OTC Pink: FRLF) with corporate headquarters located at 3939 Beltline Road, Suite 350, Addison, Texas 75001.

Nature of Operations

GL Brands, Inc. (OTC Pink: FRLF) is a global hemp consumer packaged goods house of brands that creates authentic, enduring and culturally relevant brands engaged in the development and sale of hemp derived products.

Through its premier brands Green Lotus™ and IrieCBD™, GL Brands, Inc. delivers a full portfolio of hemp-derived CBD products, including tinctures, softgels, gummies, sparkling beverages, vapes, flower, pre-rolls and topical segments to promote greater wellness and balance, in the U.S. and throughout the world. Our vision is a 21st century shaped by the acceptance of cannabis as a force for personal, economic, and environmental renewal.

Basis of Presentation

The Company prepares its consolidated financial statements in conformity with generally accepted accounting principles in the United States of America. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. These unaudited condensed consolidated financial statements have been prepared in accordance with GAAP pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Additionally, the results of operations for the three months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended June 30, 2019.

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

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company recorded a loss on impairment of assets of $0 and $780,884 for the 3-month period ended September 30, 2019 and year ended June 30, 2019, respectively.

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

Performance Obligations. Our performance obligations include providing product and servicing our product. The Company recognizes product revenue performance obligations in most cases when the product is delivered to the customer. Occasionally, the Company ships product on a customer’s account. On these occasions, revenue is recognized when the product has been shipped. At that point in time, the control of the product is transferred to the customer. The Company does not engage in transactions for services or in transactions acting as an agent. The Company typically satisfies its performance obligations within a few months of entering the contract. Depending on the size of the project, the performance obligations could be satisfied sooner or later.

The Company’s sole revenue type going forward is product sales, through its primary brands Green Lotus™ Hemp and IRIE™.

Significant Judgements. For many revenue contracts, the Company invoices the customer when the performance obligation is satisfied, and payment is due 30 days later. Occasionally, other terms such as progress billings or longer terms are agreed to on a case-by-case basis. The Company does not have significant financing components, non-cash consideration, or variable consideration. The Company estimates the transaction price between performance obligations based on stand-alone product prices. The Company elected the practical expedient by which disclosures are not required regarding the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

Revenue was $2,121,508 for the three months ended September 30, 2019, compared to $608,658 for the three months ended September 30, 2018. Disaggregated Revenue, by class, is as follows:

Revenues:	September 30,	September 30,
	2019	2018
Magazine related	$–	$472
Product sales	2,121,508	608,186
Total	$2,121,508	$608,658

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares that may dilute future earnings per share consist of warrants to purchase 47,644,444 shares of common stock at September 30, 2019. Equivalent shares are not utilized when the effect is anti-dilutive.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had revenue of $2,121,508 and net losses attributable to common stockholders of $14,512,256 for the 3 months ended September 30, 2019, compared to revenue of $608,658 and net losses attributable to common stockholders of $1,111,766 for the 3 months ended September 30, 2018. The Company had a working capital deficit, stockholders’ equity, and accumulated deficit of $9,696,055, $6,023,283 and $36,835,479, respectively, at September 30, 2019. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to successfully engage in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts. Please see Note 11 - Subsequent Events, for information regarding a $5,000,000 capital raise completed by the Company on November 18, 2019.

Reclassification of Certain Expenses

The results of operations as of September 30, 2019 were not prepared on a consistent basis with prior periods. The results of operations in this filing were prepared classifying appropriate expenses as cost of goods sold (“COGS”). The term COGS refers to the direct costs of producing the products sold by the Company. The Company has elected to reflect COGS in order to accurately state inventory value and gross margin. Further, this change is reflective of the Company’s transition to a product-based business. Previously, these costs were presented as direct costs of revenue. The result of this presentation method change results in no change to the net income, and no pro forma financial information is necessary.

The Company has evaluated all recent accounting pronouncements and determined that the adoption of pronouncements applicable to the Company has not had or is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2 – INVENTORY

Inventories at September 30, 2019 and June 30, 2019 consisted of the following:

	September 30,	June 30,
	2019	2019
Raw materials	$1,906,203	$1,017,291
Finished goods	85,026	87,943
Inventory reserve	(21,077)	(21,077)
Inventory, net	$1,970,152	$1,084,157

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2019 and June 30, 2019 consisted of the following:

	September 30,	June 30,
	2019	2019
Property and equipment	$68,870	$192,944
Furniture and office equipment	90,063	88,330
Total property and equipment	158,933	281,274
Less: Accumulated depreciation	(15,066)	(59,552)
Property and equipment, net	$143,867	$221,722

The depreciation expense for the three months ended September 30, 2019 and 2018, was $4,724 and $143,619, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets at September 30, 2019 and June 30, 2019 consisted of the following:

	September 30,	June 30,
	2019	2019
Websites and other intangible assets	$161,437	$158,423
Trademarks and trade names	342,682	342,682
Customer relationships	712,000	712,000
Total intangible assets	1,216,119	1,213,105

Less: Accumulated amortization	(762,068)	(663,178)
Intangible assets, net	$454,051	$549,927

Amortization expense for the three months ended September 30, 2019 and 2018 was $98,890 and $219,265 respectively.

The following table presents the amortization for the next five years:

2020 remaining	$205,961
2021	36,632
2022	36,632
2023	36,632
2024	36,632
2025 and thereafter	101,562
Total	$454,051

NOTE 5 – BUSINESS COMBINATIONS

ECS Labs, LLC Acquisition

On May 31, 2019, the Company closed the acquisition of Dallas, Texas based ECS Labs LLC (the “Acquisition”), including its two-wholly owned operating subsidiaries, B&B Labs, LLC and Texas Wellness Center, each a Texas limited liability company, which constitute the “Green Lotus” premium hemp CBD products brand.

Green Lotus™ Hemp (“Green Lotus™”) is a rapidly growing premium hemp products brand that manufactures and distributes premium cannabinoid products including tinctures, gel caps, edibles, topicals, vape cartridges, and beverages made from organic industrial hemp. Green Lotus™ has grown rapidly since its inception in 2016 and now has a national presence in over 1,700 locations in the U.S. and is a first mover in the Mexican CBD market, with 3,000 points of initial distribution.

The Company has performed a valuation analysis of the fair market value of ECS Labs, LLC assets and liabilities. The provisional fair value of the purchase consideration issued to the sellers of ECS, Labs LLC was allocated to the net tangible assets acquired. We accounted for the Acquisition as the purchase of a business under GAAP under the acquisition method of accounting. The assets and liabilities acquired were recorded as of the acquisition date at their respective fair values and consolidated with those of our company. The excess of the aggregate fair value of the net tangible assets has been allocated to an intangible asset, value of customer accounts and the remainder to goodwill. The purchase price allocation was based, in part, on management’s knowledge of ECS Labs, LLC business and is preliminary. Once we complete our analysis to finalize the purchase price allocation, which includes finalizing the valuation report from a third-party appraiser and a review of potential intangible assets, it is reasonably possible that, there could be significant changes to the preliminary values below.

The provisional purchase price was allocated as follows:

Purchase Consideration:

Consideration given:

Common stock shares given	$14,000,000
Notes payable	2,795,430
Total consideration given	$16,795,430

Assets acquired and liabilities assumed at fair value:

Current assets	$1,632,348
Property and equipment	105,333
Goodwill	15,057,749
Total consideration	$16,795,430

Revenue recognized by ECS Labs, LLC from acquisition through September 30, 2019 was $2,047,479.

The following table summarizes our consolidated results of operations for the 3 months ended September 30, 2019, and 2018, as well as unaudited pro forma consolidated results of operations for the 3 months ended September 30, 2018 as though each acquisition had occurred on July 1, 2018.

	Three Months Ended September 30,	Three Months Ended September 30, 2018
	2019	As Reported	Pro Forma
Net sales	$2,121,508	$608,658	$1,351,897
Net loss	(14,512,256)	(1,111,766)	(3,026,831)
Loss per common share	$(0.03)	$(0.01)	$(0.01)

The unaudited pro forma information set forth above is for informational purposes only and includes adjustments related to the step-up of acquired inventories, amortization expense of acquired intangible assets, and interest expense on long-term debt. The pro forma information should not be considered indicative of actual results that would have been achieved if each acquisition had occurred on July 1, 2018, or results that may be obtained in any future period.

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

In May 2019, the Company received a demand letter from a former employee for employment-related claims, but this individual has since signed an agreement waiving all claims. In December 2019, the Company received a demand letter from a former employee for employment-related claims. This claim is being disputed.

On or about June 20, 2019, a former Company consultant, Richard Bolandz, filed a complaint against the Company in the District Court for Clark County, Nevada (Richard A. Bolandz, individually and d/b/a International Consultants Consortium LLC v. Freedom Leaf Inc., Case No. A-19-797130-C, Dept. No. XXVII), alleging that the Company breached its consulting agreement with Mr. Bolandz by attempting to terminate the agreement improperly and failing to pay Mr. Bolandz amounts due thereunder, and seeking an award of monetary damages in excess of $15,000 as well as recovery of attorney fees. On or about August 8, 2019, the Company answered the complaint and filed a counterclaim against Mr. Bolandz, alleging that Mr. Bolandz breached the consulting contract by repeatedly missing deadlines, delivering unusable work product, and acting in an unprofessional manner including showing up at the Company’s office intoxicated. The Company is seeking an award of monetary damages in an amount to be determined at trial along with attorney fees. The parties are currently scheduling a settlement conference regarding the matter.

NOTE 7 – RELATED PARTIES

Carlos Frias, CEO and Director of the Company, has promissory notes payable to him in the amount of $57,041 for various expense reimbursements and they are reflected as liabilities on the financial statements as of September 30, 2019 and June 30, 2019. Mr. Frias also has $2,400,000 in cash incentives as part of his employment agreement in conjunction with the acquisition of ECS Labs, subject to his continued provision of services to the Company. Imputed interest is immaterial. All payment obligations related to this employment agreement have been deferred until June 1, 2020.

Alexandro Frias, VP of Finance of the Company, has $1,600,000 in cash incentives as part of his employment agreement in conjunction with the acquisition of ECS Labs, subject to his continued provision of services to the Company. Imputed interest is immaterial. All payment obligations related to this employment agreement have been deferred until June 1, 2020.

Ngoc “Daniel” Quong Nguyen, CSO and Director of the Company, has promissory notes payable to him in the amount of $203,269 for various expense reimbursements and asset purchases and they are reflected as liabilities on the financial statements as of September 30, 2019 and June 30, 2019. Mr. Nguyen also has $2,400,000 in cash incentives as part of his employment agreement in conjunction with the acquisition of ECS Labs, subject to his continued provision of services to the Company. Imputed interest is immaterial. All payment obligations related to this employment agreement have been deferred until June 1, 2020.

NOTE 8 – NOTES PAYABLE

Notes payable as of September 30, 2019 and June 30, 2019 consist of the following:

	September 30,	June 30,
	2019	2019

Note payable bearing interest at 12.0%, originated June 18, 2019, due on December 18, 2019	$630,000	$630,000

Note payable bearing interest at 12.0%, originated May 21, 2019, due on November 21, 2019	$183,750	$183,750

Note payable bearing interest at 18.0%, originated May 14, 2019, due on July 30, 2019	$45,000	$45,000

Note payable bearing interest at 12.0%, originated April 15, 2019, due on November 30, 2019	$200,000	$200,000

Note payable bearing interest at 40.0%, originated June 30, 2018, due on June 30, 2020	$57,394	$57,394

Note payable bearing interest at 40.0%, originated June 30, 2018, due on June 10, 2020	$57,041	$57,041

Note payable bearing interest at 0.0%, originated May 31, 2018, due on May 31, 2020	$539,836	$554,528

Note payable bearing interest at 40.0%, originated May 31, 2018, due on May 31, 2020	$158,269	$158,269

Note payable bearing interest at 1.5%, originated October 23, 2017, due on April 20, 2018	$20,000	$20,000

Note payable bearing interest at 0.0%, originated March 3, 2017, due on March 3, 2020	$91,500	$93,000

Note payable bearing interest at 12.0%, originated July 24, 2019, due on January 24, 2020	$200,000	$–

Note payable bearing interest at 12.0%, originated August 20, 2019, due on February 20, 2020	$400,000	$–

Note payable bearing interest at 12.0%, originated September 13, 2019, due on March 13, 2020	$500,000	$–

Total notes payable	$3,082,790	$1,998,982

Less: current portion	(2,997,290)	$(1,911,982)

Long-term notes payable	$85,500	$87,000

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

As of September 30, 2019, there were no shares of Series A issued and outstanding. On August 27, 2019 Clifford Perry and Richard Cowan converted 684,012 and 264,010 Series A shares, respectively, in to 68,401,200 and 26,401,000 shares of Common Stock, pursuant to Board of Directors approval.

Common Stock

The Company is authorized to issue up to 1,000,000,000 shares of common stock par value $0.001 per share. The number of authorized shares of common stock was increased on June 26, 2019, from 500,000,000, by written consent of the majority stockholders without a special meeting of the stockholders. Please see Form DEF 14C filed on July 17, 2019 for more information on this matter. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

As of September 30, 2019, 585,983,209 shares were outstanding. During the quarter ended September 30, 2019, the Company issued 275,383,006 shares of common stock.

	Shares	Fair Value	Average Price Per Share
Common stock issued for:
Conversion of preferred stock to common	94,802,200	$13,727,359	$0.14
Services	180,580,806	11,621,198	$0.06
Total	275,383,006	$25,348,557

Warrants

As of September 30, 2019, warrants to acquire 47,644,444 shares of common stock were outstanding. No additional Warrants were issued during the quarter.

A summary of the status of the options and warrants granted as at September 30, 2019 and June 30, 2019, and changes during the years then ended is presented below:

		Weighted-
		Average
		Exercise
	Number of	Price per
	Warrants	Share
Outstanding at June 30, 2019	48,444,444	$0.20
Granted	–
Exercised & expired	(800,000)	$0.25
Outstanding at September 30, 2019	47,644,444
Exercisable at September 30, 2019	47,644,444

A summary of the status of the warrants outstanding at September 30, 2019 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price
$0.10 - $0.19	30,444,444	1.73 years	30,444,444	$0.17
$0.20 - $0.29	17,200,000	1.99 years	17,200,000	$0.25

	47,644,444	1.82 years	47,644,444	$0.20

Stock Option Plan

On June 27, 2016, the Board of Directors approved the 2016 Stock Option Plan which has reserved 10,000,000 shares of common stock. There are no stock options outstanding as of September 30, 2019.

NOTE 10 – LEASES

The Company adopted ASC 842 - Leases, using the modified retrospective method on July 1, 2019. The Company elected the package of practical expedients relief option offered in ASU 2016-02 and the accounting policy election for lessees not to separate lease and non-lease components (election applies to leased real property asset class).

The most significant impact of the adoption of ASC 842 was the recognition of right-of-use (“ROU”) assets and lease liabilities for operating leases of $524,935. The Company’s accounting for finance leases, which are insignificant, remained unchanged. The adoption of ASC 842 did not have any impact on the Company’s operating results or cash flows.

The Company has 4 office space, warehouse and laboratory lease agreements which are accounted for as operating leases. The real property leases typically are for three to five-year terms with many containing options for similar renewal periods. The Company determines if an arrangement is or contains a lease at inception. Operating leases are included in operating lease right-of-use assets and operating lease liabilities (current and noncurrent) in the condensed consolidated balance sheet. Finance leases are included in property and equipment and finance lease obligations in the condensed consolidated balance sheet.

ROU assets and lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, Management used the Company’s collateralized incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.

The lease payment terms may include fixed payment terms and variable payments. Fixed payment terms and variable payments that depend on an index (i.e., Consumer Price Index, or “CPI”) or rate are considered in the determination of the operating lease liabilities. While lease liabilities are not remeasured because of changes to the CPI, changes are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. Variable payments that do not depend on an index or rate are not included in the lease liabilities determination. Rather, these payments are recognized as variable lease expense when incurred. Expenses related to leases with a lease term of one month or less are recognized as variable lease expense when incurred. Variable lease payments are included within operating costs and expenses in the condensed consolidated statement of operations.

Due to the significant assumptions and judgements required in accounting for leases (to include whether a contract contains a lease, the allocation of the consideration, and the determination of the discount rate), the judgements and estimates made could have a significant effect on the amount of assets and liabilities recognized.

Future minimum lease payments under operating leases as of September 30, 2019 were as follows:

2019 remaining	$42,434
2020	171,557
2021	150,555
2022	111,898
2023	105,009
2024 and thereafter	53,802
Total	$635,255

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there are no other events that warrant disclosure or recognition in the financial statements, except as stated herein.

On October 15, 2019 the Company amended a promissory note payable to Merida Capital Partners II LP, dated April 15, 2019, in the principal sum of $200,000 to become due and payable on November 30, 2019. This note was part of the November 18, 2019 cancellation of various promissory notes discussed below.

On October 15, 2019, the Company issued a promissory note to Merida Capital Partners III LP in the original principal amount of $900,000, accruing interest at 12.0% per annum. This note was part of the November 18, 2019 cancellation of various promissory notes discussed below.

On October 18, 2019, Clifford Perry and Raymond Medeiros resigned from their officer and director positions with the Company.

On November 18, 2019, the Company issued 9,278,730 share of the Company’s common stock subject to restricted stock agreements as follows: Merida Advisor, LLC, 6,250,000 shares; John Kalkanian Jr., 250,000 shares; David Goldburg, 750,000 shares; David Vautrin, 750,000 shares; Matthew Bartlett, 500,000 shares; Nicholas Shi, 214,286 shares; Anthony Catalano, 120,000 shares; and Rodrigo Chavez, 444,444 shares.

On November 18, 2019, the Company issued a convertible promissory note to MCP Wellness II LP in the original principal amount of $5,000,000 convertible at holder’s election into shares of the Company’s common stock at $0.20 per share, subject to certain adjustments, accruing interest at 8% per annum. Interest will be payable by increasing the principal amount of the note by the accrued interest amounts, maturing on November 18, 2022. As part of the same transaction, the Company issued a three-year warrant to acquire fifteen million (15,000,000) shares of the Company’s common stock exercisable at a purchase price of $0.09 per share. The Convertible Note and the Warrant were issued in exchange for an aggregate purchase price of $5,000,000. This purchase price was paid with $1,884,715 in cash and with $3,019,750 via the cancellation of various promissory notes.

On November 18, 2019, the Company issued a warrant, for services rendered, to Jane Cavalier, entitling her to purchase from the Company at any time after the Issue Date until June 30, 2020, up to two hundred fifty thousand (250,000) fully paid and non-assessable shares of Common Stock, $0.001 par value per share, at the applicable exercise price per share of $0.25. The warrant may be exercised in whole or in part.

On November 20, 2019, the registrant changed its name to “GL Brands, Inc.” by filing Articles of Merger merging a newly formed Nevada subsidiary, GL Brands Name Change Subsidiary, Inc., into the registrant as permitted by Section 92A.180(5) of the Nevada Revised Statutes. The registrant has filed an Issuer Company-Related Notification Form with the Financial Industry Regulatory Authority, Inc. (FINRA) to affect the name change and a corresponding ticker symbol change.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

Company Overview

GL Brands, Inc. is a global hemp consumer packaged goods house of brands that creates authentic, enduring and culturally relevant brands engaged in the development and sale of cannabis-derived wellness products. Through its premier brands, Green Lotus and IrieCBD, the Company delivers a full portfolio of hemp CBD products, including tinctures, soft gels, gummies, sparkling beverages, vapes, flower and topical segments to promote greater wellness and balance for consumers in the U.S. and throughout the world.

The Company’s Consumer Product Brands

Each of the Company’s brands is rooted in the fundamentals of product quality, brand authenticity and unmatched customer service. GL Brands, Inc. is driven by a reverence for the cannabis plant and a deep respect for the well-being of the consumer.

Green Lotus Hemp (“Green Lotus”) is a rapidly growing premium hemp oil products brand that manufactures and distributes premium cannabinoid products including tinctures, gel caps, edibles, topicals, vape cartridges, flower, pre-roll, and beverages made from organic industrial hemp. Green Lotus has grown rapidly since its inception in 2016 and now has a national presence in over 1,700 locations in the U.S. and is a first mover in the Mexican CBD market, with 3,000 points of current distribution. The Company expects to grow its national presence to approximately 5,700 locations through calendar 2020. This includes 2,000 additional locations via its announced Greenlane Holdings distribution arrangement and 2,000 additional locations through a major retailer.

IrieCBD’s (“Irie or Irie’s”) mission is to provide full-spectrum, natural solutions for health and wellness. Irie is a premium-priced hemp brand, distributing full-spectrum hemp CBD tinctures, edibles, topicals and capsules to over 300 high-end retailers and health and wellness chains in the United States and abroad. The Company expects to grow this number by approximately 350 domestic locations in 2020. In early calendar 2020, the Company will launch newly rebranded Irie hemp CBD products. This effort is a complete rebranding with the goal of solidifying Irie’s position as a premium brand in the consumer marketplace.

The Company’s Mission

The Company’s mission is to create authentic, meaningful brands and lead the world in the responsible manufacturing and distribution of hemp-derived cannabis consumer packaged goods.

The Company’s Market Opportunity

The Company’s long-term objective is to become a leading global hemp consumer packaged goods company. The Company believes that all the necessary components and capabilities are in place to accomplish this objective. The Company intends to achieve this goal by driving organic growth, as well as possible mergers and acquisitions, supported by a diverse brand and product portfolio of healthy and functional lifestyle products in leading product categories across all distribution channels through an aligned network of retailers and distribution partners.

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

Food and beverages that contain vitamins and other additives and ingredients to enhance health and well-being will see increased competition from products containing cannabinoids including CBD. For example, we believe that many consumers will replace traditional sports or energy drinks with cannabinoid-enhanced beverages. As an example of our ability to meet the anticipated demand for beverages, Green Lotus™ released a suite of hemp CBD carbonated beverages in Q1 of fiscal 2020.

Rich Maturo, VP, Cannabis Practice at The Nielsen Corporation, a global provider of market research and analysis of media, has stated his belief that a battle will emerge in retail as traditional brick-and-mortar CPG retail channels will steal share from online CBD retailers local specialty CBD retailers, and vape and tobacco shops. “Compared with current hemp-CBD users,” Maturo says, “our survey data shows that new CBD consumers who say they’re likely to consume CBD products in the next 12 months but have yet to consume are more than twice as likely to state that they’ll shop for CBD products at a grocery chain or mass merchandiser. These same consumers are more than 3.5 times more likely to state that they’ll purchase hemp-CBD products from a chain drug store.”

The Company believes that its brands are well positioned to compete favorable in terms of emerging distribution opportunities at grocery chain and mass merchandisers through existing agreements and relationships. The following growth strategies describe, in part, these efforts.

The Company’s Growth Strategies

•	Rebranding and creating a leading consumer packaged goods company
•	Partnering with established distributors and retailers
•	Focusing on operational excellence and product quality
•	Establishing greater transparency and higher level of communication with the capital markets
•	Implementing corporate restructuring plan

Rebranding and Creating a Leading Consumer Packaged Goods Company. The Company is building a robust hemp CBD consumer packaged goods platform with industry-leading brands in the U.S. and Mexico. These are early days in the development of the hemp CBD sector, and the Company believes that firms that can scale, develop strong distribution networks, and offer high-quality brands will emerge as the industry leaders. The Company is in the final stages of a planned rebranding, including a new holding company name, which was implemented on November 20, 2019, a new stock symbol, and a marketing and e-commerce plan that will reflect a “house of brands” strategy, providing the Company with a more effective platform to organically develop or acquire additional brands to further our growth. The remaining item to complete is the acquisition of a new stock symbol, the process of which is under way. The Company will continue to leverage first-mover advantage to fully penetrate the Mexican market. The Company completed its inaugural shipment of topical hemp CBD products to Mexico on July 31, 2019 and has since followed this with two additional shipments. The Company expects to start shipping additional SKU’s beginning in Q2 of calendar 2020 as part of a larger $26 million order already placed with the Company.

Partnering with established distributors and retailers. As the industry evolves, the distribution of hemp products has increasingly mirrored the distribution of wellness and other consumer packaged goods. To efficiently and rapidly increase our scale, the Company has formed partnerships with established distributors and leading regional and national retailers to expand our domestic footprint. Through these partnerships and an aggressive marketing outreach, the Company has gained traction with some of the largest distributors and leading traditional retailers in the United States. The Company is in advanced talks to partner with both traditional retailers and state-licensed cannabis players. In addition, as an example, the Company is supporting its omnichannel selling approach throughout North America in the following ways:

•	Retail – scale internal sales force while securing deals with established distributors to reach growth segments.
•	E-Commerce – the Company is augmenting its internal team and working with media, analytics, and public relations firms who specialize in cannabis to enhance our brand awareness and drive online sales.
•	Medical – establish brand credibility through partnerships with companies collecting patient data and medical practitioners, including participation in prospective clinical trials with Canadian company CB2 Insights utilizing Green Lotus hemp CBD soft gel capsules. The Company’s participation in this study was publicly announced December 17, 2019.

Focusing on operational excellence and product quality. To support the Company’s robust sales pipeline in the United States and Mexico, the Company has made strategic investments in operations, including supply chain, manufacturing capabilities, product development, research and development, and multi-channel distribution. In doing so, the Company has developed a quality management system that enables it to meet the requirements of the regulatory agencies in the markets where the Company exports products, while consistently delivering high-quality and compliant products in all jurisdictions in which we operate.

Establishing greater transparency and higher level of communication with the capital markets. In Q3 of fiscal 2019, the Company hired a leading investor relations and public relations firm in the cannabis space to assist in communications and to support the underserved and much needed investor relations functions at the Company. The Company intends to aggressively market its story to both investors and retail consumers.

Implementing corporate restructuring plan. Following the Acquisition of Green Lotus, the Board of Directors of the Company (the “Board”) approved a strategic plan with the following objectives: (a) to transform the Company into a leading consumer packaged goods hemp CBD company with a concentration on the Green Lotus and IrieCBD brands in the United States and Mexico, rather than building a vertically-integrated hemp company in the U.S. and Europe; (b) sell or shut down non-core and non-accretive business segments; (c) consolidate the Company’s manufacturing, sales, distribution and corporate functions into the newly acquired Green Lotus infrastructure, resulting in operational synergies and cost savings; and (d) formulate a comprehensive corporate rebranding plan for the Company.

The following actions have been executed or are underway as part of the Company’s Board-approved strategic review and restructuring plan:

•	IrieCBD Operations: Immediately following the ECS Labs LLC acquisition, all IrieCBD manufacturing and distribution operations in Oakland, California, were transitioned to ECS Labs LLC facilities in Dallas, Texas. The IrieCBD brand has already begun realizing the benefit of ECS Labs LLC experienced internal sales team, gaining access to multiple medium-to-large accounts throughout the U.S. Staff redundancies have been addressed, and full staff integration was completed in Q4 of fiscal 2019.

•	Leafceuticals Europe: The Company exercised its option to terminate its Spanish greenhouse lease in May 2019, eliminating its remaining $4.3 million of payment obligations. In 2018, Leafceuticals Europe S.L.U. (“Europe”), a subsidiary of the Company, purchased a 430,000 sq. ft. indoor grow facility located in Valencia, Spain. Consistent with the Company’s plan to more efficiently leverage resources and focus capital on building its family of brands in North America, as of June 2019, all operations of Leafceuticals Europe ceased.

•	Tierra Science Global: Tierra Science Global, LLC (“Tierra”) was acquired in 2018 and became a wholly owned subsidiary of the Company. Tierra offers health care supplements and wellness products through direct sales teams in Asia, Europe, and North America. Tierra was sold back to its original owners in July 2019.

•	Hempology: Hempology was developed internally as a product brand, with a focus on all-natural and locally sourced ingredients. Its portfolio included organic herbal vapeables, tinctures, topicals, and edibles. The Board determined that further investment in Hempology was unnecessary given the line of organic products offered by ECS Labs, LLC. To focus on the Company’s core brands, the Company sold Hempology to San Francisco Distribution Company on July 25, 2019.

•	Leafceuticals Inc. (US): The Company has sold all extraction equipment domiciled in its Las Vegas facility and successfully vacated the space at the end of calendar 2019. The Company intends to transfer the remaining Leafceuticals assets to another wholly owned, operating subsidiary of the Company in Q1 of calendar 2020. Upon completion of this transfer, Leafceuticals will be dissolved, in accordance with the previously approved Board strategy.

•	Cicero Transact Group, LLC and Cicero Platform, LLC: The Company’s stake in Cicero was sold to Sinclair Inc. effective June 27, 2019. In 2018, the Company purchased a minority stake in: (1) Cicero Transact Group, LLC, an online business-to-business deal platform, and (2) Cicero Platform Group LLC, a crypto-focused company. The Board determined this was a non-core asset. The Company’s stake in both Cicero entities was sold for $145,000 in July of 2019.

•	AccuVape: On October 10, 2019, the Company and the former owner of AccuVape entered into a settlement agreement regarding the disposition of AccuVape. As of the date of this filing, all settlement agreement obligations have been satisfied. The Company intends to dissolve AccuVape in calendar year 2020.

•	Media Properties: FreedomLeaf.com is the online website for the Company’s print publication, “Freedom Leaf Magazine.” The Board has determined that this publication is inconsistent with the Company’s strategy of developing leading consumer product brands and is a non-core asset. The Company is engaged in discussions with several interested parties, and the Company expects a sale of these properties by the end of calendar 2020.

The Company is an audited and reporting publicly traded company under the symbol (OTC Pink: FRLF) with corporate headquarters located at 3939 Beltline Rd., Suite 350, Addison, Texas.

Results of Operations

For the three months ended September 30, 2019 and September 30, 2018

Revenues

Our revenue was $2,121,508 for the three months ended September 30, 2019, compared to $608,658 for the three months ended September 30, 2018. Revenue, by class, is as follows:

Revenues:	September 30,	September 30,
	2019	2018
Magazine related	$–	$472
Product sales	2,121,508	608,186
Total	$2,121,508	$608,658

Comparative results for the quarter reflect the consummation of our acquisition of ECS Labs LLC and recent launch of various hemp derived cannabis consumer packaged goods products. Note that the Company is no longer engaged in magazine related activities, which is reflective of the Company’s focus on becoming a leading consumer packaged goods house of brands.

Operating Expenses

Cost of goods sold (“COGS”) were $659,737 and $269,125 for the three months ended September 30, 2019 and 2018, respectively. COGS, by class, is as follows:

Cost of goods sold	September 30,	September 30,
	2019	2018
Magazine related	$–	$14,053
Product sales	659,737	255,072
Total	$659,737	$269,125

The increase in direct costs reflects that the Company’s revenues now derive from the sale of products.

For the three months ended September 30, 2019, our general and administrative expenses, compensation accruals and marketing and selling expenses (“Selected Expenses”) were $15,879,477 compared to $1,152,756 for the three months ended September 30, 2018, resulting in an increase of $14,726,721. The increases were largely attributable to: (1) one-time, accrued expenses related to cash incentive compensation resulting from employment agreements of $2,126,131; (2) one-time, non-cash expenses related to stock incentive compensation accruals resulting from employment agreements of $11,621,197; (3) increased general and administrative expenses and marketing and selling expenses in reflection of actual and future product sales following the acquisition of ECS Labs LLC; and (4) one-time transactional expenses related to the acquisition of ECS Labs LLC of $250,453. The compensation accruals in items (1) and (2) above and transactional expenses in item (4) represent 88% of Selected Expenses and 95%, respectively, of the period over period increase in Selected Expenses.

Other income (expenses)

Other income (expense) was $9,064 for the three months ended September 30, 2019, compared to $93,239 for the three months ended September 30, 2018. The September 30, 2019 figure includes a gain on sale of property and equipment of $45,086 and interest expense of $81,955 for the three months ended September 30, 2019.

Net loss attributable to common shareholders was $14,512,256 for the three months ended September 30, 2019, compared to net loss of $1,111,766 for the three months ended September 30, 2018. The higher net loss for the three months ended September 30, 2019 as compared to the same period in 2018 is largely attributable to: (1) one-time expenses related to compensation accruals resulting from employment agreements; (2) increased general and administrative expenses and marketing and selling expenses in reflection of actual and future product sales following the acquisition of ECS Labs LLC; and (3) one-time transactional expenses related to the acquisition of ECS Labs LLC.

Liquidity and Capital Resources

Liquidity and Capital Resources during the three months ended September 30, 2019 compared to the three months ended September 30, 2018

As of September 30, 2019, the Company had $328,279 in cash. The Company used cash in operations of $1,139,610 for the three months ended September 30, 2019, compared to cash used in operations of $525,800 for the three months ended September 30, 2018. The negative cash flow from operating activities for the three months ended September 30, 2019 was attributable to the Company's net loss attributable to common shareholders primarily due to: (1) increased overhead associated with ECS Labs LLC operations; (2) increased general and administrative expenses and marketing and selling expenses in anticipation of expanding product sales various planned activities; (3) increased inventory based on pending orders and in anticipation of growing sales in the amount of $885,995; and (4) payment of prior obligations of Freedom Leaf Inc. entities in the amount of $1,099,911.

The Company satisfied $1,099,911 in obligations of Freedom Leaf Inc., AccuVape, Leafceuticals, Tierra Science Global and Freedom Leaf Europe that were incurred prior to the acquisition of ECS Labs LLC (“Acquisition Obligations”). An additional $602,294 in Acquisition Obligations were paid subsequent to the filing period. $165,446 in Acquisition Obligations are not yet paid. These cash expenditures are non-recurring.

The Company generated (used) cash from investing activities of $70,203 and $(1,489) for the three months ended September 30, 2019 and 2018, respectively. The increase in cash generated from investing activities of $71,692 was primarily related to proceeds from the sale of fixed assets.

The Company had cash provided by financing activities of $1,038,500 and $470,427 for the three months ended September 30, 2019 and 2018, of which $1,100,000 was from the proceeds of notes payable compared to $60,000 for the same period in 2018.

The Company anticipates raising funds to pay for our expenses in the second half of calendar year 2020. We may borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us.

Going Concern

The accompanying financial statements and the factors within it, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the ability of the Company to continue as a going concern for a reasonable period of time. The Company sustained net losses attributable to common shareholders of $14,512,256 and cash used in operating activities of $1,139,610 for the three months ended September 30, 2019.

In recent months, the Company has begun to execute its strategy of selling or shutting down non-core and non-accretive business segments and consolidating the Company’s manufacturing, sales, distribution and corporate functions into the newly acquired ECS Labs LLC infrastructure. These initiatives should result in operational synergies and cost savings.

The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. See Note 11 - Subsequent Events, provides information regarding a $5,000,000 capital raise consummated by the Company on November 18, 2019.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1, “Summary of Significant Accounting Policies” in our audited financial statements for the year ended June 30, 2019, included in our Annual Report on Form 10-K as filed on November 14, 2019, for a discussion of our critical accounting policies and estimates.

Reclassification of Certain Expenses

The results of operations as of September 30, 2019 were not prepared on a consistent basis with prior periods. The results of operations in this filing were prepared classifying appropriate expenses as cost of goods sold (“COGS”). The term COGS refers to the direct costs of producing the products sold by the Company. The Company has elected to reflect COGS in order to accurately state inventory value and gross margin. Further, this change is reflective of the Company’s transition to a product-based business. Previously, these costs were presented as direct costs of revenue. The result of this presentation method change results in no change to the net income, and no pro forma financial information is necessary.

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

In May 2019, the Company received a demand letter from a former employee for employment-related claims, but this the employee has since signed an agreement waiving all claims. In October of 2019, the Company settled a potential dispute regarding its AccuVape brand with the original seller of that brand. The Company has honored the terms of the settlement agreement. On or about June 20, 2019, a former Company consultant, Richard Bolandz, filed a complaint against the Company in the District Court for Clark County, Nevada (Richard A. Bolandz, individually and d/b/a International Consultants Consortium LLC v. Freedom Leaf Inc., Case No. A-19-797130-C, Dept. No. XXVII), alleging that the Company breached its consulting agreement with Mr. Bolandz by attempting to terminate the agreement improperly and failing to pay Mr. Bolandz amounts due thereunder, and seeking an award of monetary damages in excess of $15,000 as well as recovery of attorney fees. On or about August 8, 2019, the Company answered the complaint and filed a counterclaim against Mr. Bolandz, alleging that Mr. Bolandz breached the consulting contract by repeatedly missing deadlines, delivering unusable work product, and acting in an unprofessional manger including showing up at the Company’s office intoxicated. The Company is seeking an award of monetary damages in an amount to be determined at trial along with attorney fees. The parties are currently scheduling a settlement conference regarding the matter. In early December 2019, the Company received a demand letter from a former employee for employment-related claims. This claim is being disputed. In mid-December 2019, the Company received a demand letter from a former employee for employment-related claims. This claim is also being disputed.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ending September 30, 2019, the Company issued an aggregate of 94,802,200 shares of common stock as described herein. Effective August 27, 2019, by consent of the board of Freedom Leaf Inc., Richard Cowan’s 264,010 shares of Series A Preferred Stock was converted into 26,401,000 shares of Company common stock, and Clifford Perry’s 684,012 shares of Series A Preferred Stock was converted into 68,401,200 shares of Company common stock. These shares of common stock were issued in reliance upon the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act of 1933, as amended, as the shares were issued in exchange for preferred stock of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. In consideration for the common share issuances, the Company received the preferred shares from the shareholders, which preferred shares were cancelled and of no further effect.

On or about August 28, 2019, the Company issued an aggregate of 180,580,806 shares of common stock pursuant to the Company’s employment agreements with the shareholders as follows: Carlos Frias, 72,314,814 shares; Alex Frias, 48,072,390 shares; and Daniel Nguyen, 60,193,602 shares, as further described in the Company’s Current Report on Form 8-K filed on August 29, 2019. These shares of common stock were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transactions did not involve a public offering.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1, filed on July 22, 2013)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1, filed on July 22, 2013)
3.3	Articles of Merger (incorporated by reference to our Current Report on Form 8-K, filed on February 25, 2015)
3.4	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K, filed on June 9, 2016)
3.5	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on August 26, 2019)
3.6	Articles of Merger between the registrant and GL Brands Name Change Subsidiary, Inc. (incorporated by reference to our Current Report on Form 8-K filed on November 26, 2019)
10.1	Asset Purchase Agreement dated with Valencia Web Technology S.L. (incorporated by reference to our Current Report on Form 8-K, filed on May 31, 2017)
10.2	Purchase-Sale of Shares/Equity Purchase Agreement dated January 5, 2018, with Luis Miguel Santos Juan and Ylenia Coves Sansano (incorporated by reference to our Current Report on Form 8-K, filed on February 7, 2018)
10.3	Amendment No. 1 to Purchase Agreement, dated January 31, 2018, with Luis Miguel Santos Juan and Ylenia Coves Sansano (incorporated by reference to our Current Report on Form 8-K, filed on February 7, 2018)
10.4	Asset Purchase Agreement dated March 3, 2018, by and between Leafceuticals Inc, Earth Born, Inc. (California), Earth Born, Inc. (Delaware), Irie Living, and Genesis Media Works, LLC (incorporated by reference to our Current Report on Form 8-K, filed on March 8, 2018)
10.5	Securities Purchase Agreement dated July 26, 2018, with Mark Rosales, Marc Vitorillo and Quantum Capital Group, LLC (incorporated by reference to our Current Report on Form 8-K, filed on August 21, 2018)
10.6	Securities Purchase Agreement dated September 28, 2018, with Merida Capital Partners II, LP (incorporated by reference to our Current Report on Form 8-K, filed on October 3, 2018)
10.7	Membership Interest Purchase Agreement dated May 21, 2019, with Carlos Frias, Daniel Nguyen, Alex Frias and Chris Fagan (incorporated by reference to our Current Report on Form 8-K, filed on May 24, 2019)
10.8	Voting Agreement dated as of May 31, 2019, by and among Freedom Leaf Inc., Carlos Frias, Ngoc Quang (Daniel) Nguyen, Alex Frias, Chris Fagan, Merida Capital Partners II LP, Clifford Perry, Raymond Medieros and Richard Cowan (incorporated by reference to our Current Report on Form 8-K, filed on June 4, 2019)
10.9	Amendment No. 1, dated as of May 31, 2019, to that certain Securities Purchase Agreement, dated as of September 28, 2018, by and among Freedom Leaf Inc., Merida Capital Partners II LP, JM10-FFF, Clifford Perry, and Richard Cowan (incorporated by reference to our Current Report on Form 8-K, filed on June 4, 2019)
10.10	Employment Agreement of Carlos Frias, dated as of May 31, 2019, by and between Freedom Leaf Inc. and Carlos Frias (incorporated by reference to our Current Report on Form 8-K, filed on June 4, 2019)
10.11	Employment Agreement of Ngoc Quang (Daniel) Nguyen, dated as of May 31, 2019, by and between Freedom Leaf Inc. and Ngoc Quang (Daniel) Nguyen (incorporated by reference to our Current Report on Form 8-K, filed on June 4, 2019)
10.12	Employment Agreement of Alex Frias, dated as of May 31, 2019, by and between Freedom Leaf Inc. and Alex Frias (incorporated by reference to our Current Report on Form 8-K, filed on June 4, 2019)
10.13	Employment Agreement of Clifford Perry, dated as of May 31, 2019, by and between Freedom Leaf Inc. and Clifford Perry (incorporated by reference to our Current Report on Form 8-K, filed on June 4, 2019)

10.14	Employment Agreement of Raymond Medeiros, dated as of May 31, 2019, by and between Freedom Leaf Inc. and Raymond Medeiros (incorporated by reference to our Current Report on Form 8-K, filed on June 4, 2019)
10.15	Restricted Stock Agreement dated August 28, 2019, between Freedom Leaf Inc. and Carlos Frias (incorporated by reference to our Current Report on Form 8-K, filed on August 29, 2019)
10.16	Restricted Stock Agreement dated August 28, 2019, between Freedom Leaf Inc. and Alex Frias (incorporated by reference to our Current Report on Form 8-K, filed on August 29, 2019)
10.17	Restricted Stock Agreement dated August 28, 2019, between Freedom Leaf Inc. and Ngoc Quang (Daniel) Nguyen (incorporated by reference to our Current Report on Form 8-K, filed on August 29, 2019)
10.18	Employment Agreement dated August 5, 2019, between Freedom Leaf Inc. and Brian Moon (incorporated by reference to our Current Report on Form 8-K, filed on September 26, 2019)
10.19	Restricted Stock Agreement dated October 1, 2019, between Freedom Leaf Inc. and Brian Moon (incorporated by reference to our Current Report on Form 8-K, filed on September 26, 2019)
10.20	Securities Purchase Agreement dated November 18, 2019 (incorporated by reference to our Current Report on Form 8-K, filed on November 18, 2019)
10.21	Convertible Note dated November 18, 2019 (incorporated by reference to our Current Report on Form 8-K, filed on November 18, 2019)
10.22	Warrant dated November 18, 2019 (incorporated by reference to our Current Report on Form 8-K, filed on November 18, 2019)
10.23	Strategic Consulting Agreement dated November 18, 2019 (incorporated by reference to our Current Report on Form 8-K, filed on November 18, 2019)
10.24	Employment Agreement Amendment with Carlos Frias dated November 18, 2019 (incorporated by reference to our Current Report on Form 8-K, filed on November 18, 2019)
10.25	Employment Agreement Amendment with Daniel Nguyen dated November 18, 2019 (incorporated by reference to our Current Report on Form 8-K, filed on November 18, 2019)
10.26	Employment Agreement Amendment with Alex Frias dated November 18, 2019 (incorporated by reference to our Current Report on Form 8-K, filed on November 18, 2019)
31.1*	Certification of Principal Executive Officer of Freedom Leaf Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Accounting Officer of Freedom Leaf Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer of Freedom Leaf Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
32.2*	Certification of Principal Accounting Officer of Freedom Leaf Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

101.INS **	XBRL Taxonomy Extension Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

__________

* Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GL Brands, Inc.

Dated: January 31, 2020	By: /s/ Carlos Frias
Carlos Frias
Chief Executive Officer

Dated: January 31, 2020	By: /s/ Brian D. Moon
Brian D. Moon
Chief Financial Officer

