Form 10-K/A
period 2019-06-30
GL Brands, Inc.
filed 2020-08-31
CIK 1581545

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

The purpose of this amendment to our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, originally filed with the Securities and Exchange Commission on November 14, 2019, and as amended on November 18, 2019 (the “Annual Report”), is to (i) revise the disclosure in Part I, Item 3, Legal Proceedings of the Annual Report as required by a settlement agreement, and (ii) identify in Part II, Item 9A, Controls and Procedures of the Annual Report the framework management used to evaluate the effectiveness of internal control over financial reporting and describe the material weaknesses identified in concluding that disclosure controls and procedures and internal control over financial reporting are ineffective as of June 30, 2019, pursuant to a comment from the Securities and Exchange Commission in a letter to the registrant dated February 26, 2020. No other changes have been made to the Annual Report.

Except as set forth above, this amendment speaks as of the original filing date of the Annual Report, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Annual Report. Pursuant to Rule 406T of Regulation S–T, interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Item 3. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Other than disclosed herein, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations. In May 2019, the Company received a demand letter from a former employee for employment-related claims, but this the employee has since signed an agreement waiving all claims. In October of 2019, the Company settled a potential dispute regarding its Accuvape brand with the original seller of that brand. On or about June 20, 2019, a former Company consultant, Richard Bolandz, filed a complaint against the Company in the District Court for Clark County, Nevada (Richard A. Bolandz, individually and d/b/a International Consultants Consortium LLC v. Freedom Leaf Inc., Case No. A-19-797130-C, Dept. No. XXVII), alleging that the Company breached its consulting agreement with Mr. Bolandz by attempting to terminate the agreement improperly and failing to pay Mr. Bolandz amounts due thereunder, and seeking an award of monetary damages in excess of $15,000 as well as recovery of attorney fees. On or about August 8, 2019, the Company answered the complaint and filed a counterclaim against Mr. Bolandz. The parties have now settled the matter. In early December 2019, the Company received a demand letter from a former employee for employment-related claims. This claim was disputed. In mid-December 2019, the Company received a demand letter from a former employee for employment-related claims. This claim was also being disputed.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019. In evaluating the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019, management used the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the criteria established by COSO, the Company’s management (with the participation of the Company’s CEO and CFO) identified the following material weaknesses in the Company’s internal control over financial reporting as of June 30, 2019, which arose from the limited number of number of staff at the Company and the inability to achieve proper segregation of duties:

The Company lacked effective controls for ensuring the accuracy of reporting over significant account balances, including the review, approval, and documentation of related transactions and account reconciliations and other complex accounting procedures.

The Company also lacked effective controls because a majority of its Directors are not independent.

As a result of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2019, based on the criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant rules of the SEC that permit us to provide only management’s report in this annual report. On July 21, 2010, President Obama signed the DoddFrank Wall Street Reform and Consumer Protection Act. Included in the Act is a provision that permanently exempts smaller public companies that qualify as either a “NonAccelerated Filer” or “Smaller Reporting Company” from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The exhibits listed in the following Exhibit Index are filed as part of this report:

Exhibit Index

Number	Description

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1, filed on July 22, 2013)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1, filed on July 22, 2013)
3.3	Articles of Merger (incorporated by reference to our Current Report on Form 8-K, filed on February 25, 2015)
3.4	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K, filed on June 9, 2016)
3.5	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on August 26, 2019)
10.1	Asset Purchase Agreement dated with Valencia Web Technology S.L. (incorporated by reference to our Current Report on Form 8-K, filed on May 31, 2017)
10.2	Purchase-Sale of Shares/Equity Purchase Agreement dated January 5, 2018, with Luis Miguel Santos Juan and Ylenia Coves Sansano (incorporated by reference to our Current Report on Form 8-K, filed on February 7, 2018)
10.3	Amendment No. 1 to Purchase Agreement, dated January 31, 2018, with Luis Miguel Santos Juan and Ylenia Coves Sansano (incorporated by reference to our Current Report on Form 8-K, filed on February 7, 2018)
10.4	Asset Purchase Agreement dated March 3, 2018, by and between Leafceuticals Inc, Earth Born, Inc. (California), Earth Born, Inc. (Delaware), Irie Living, and Genesis Media Works, LLC (incorporated by reference to our Current Report on Form 8-K, filed on March 8, 2018)
10.5	Securities Purchase Agreement dated July 26, 2018, with Mark Rosales, Marc Vitorillo and Quantum Capital Group, LLC (incorporated by reference to our Current Report on Form 8-K, filed on August 21, 2018)
10.6	Securities Purchase Agreement dated September 28, 2018, with Merida Capital Partners II, LP (incorporated by reference to our Current Report on Form 8-K, filed on October 3, 2018)
10.7	Membership Interest Purchase Agreement dated May 21, 2019, with Carlos Frias, Daniel Nguyen, Alex Frias and Chris Fagan (incorporated by reference to our Current Report on Form 8-K, filed on May 24, 2019)
10.8	Voting Agreement dated as of May 31, 2019, by and among Freedom Leaf Inc., Carlos Frias, Ngoc Quang (Daniel) Nguyen, Alex Frias, Chris Fagan, Merida Capital Partners II LP, Clifford Perry, Raymond Medieros and Richard Cowan (incorporated by reference to our Current Report on Form 8-K, filed on June 4, 2019)
10.9	Amendment No. 1, dated as of May 31, 2019, to that certain Securities Purchase Agreement, dated as of September 28, 2018, by and among Freedom Leaf Inc., Merida Capital Partners II LP, JM10-FFF, Clifford Perry, and Richard Cowan (incorporated by reference to our Current Report on Form 8-K, filed on June 4, 2019)
10.10	Employment Agreement of Carlos Frias, dated as of May 31, 2019, by and between Freedom Leaf Inc. and Carlos Frias (incorporated by reference to our Current Report on Form 8-K, filed on June 4, 2019)
10.11	Employment Agreement of Ngoc Quang (Daniel) Nguyen, dated as of May 31, 2019, by and between Freedom Leaf Inc. and Ngoc Quang (Daniel) Nguyen (incorporated by reference to our Current Report on Form 8-K, filed on June 4, 2019)
10.12	Employment Agreement of Alex Frias, dated as of May 31, 2019, by and between Freedom Leaf Inc. and Alex Frias (incorporated by reference to our Current Report on Form 8-K, filed on June 4, 2019)
10.13	Employment Agreement of Clifford Perry, dated as of May 31, 2019, by and between Freedom Leaf Inc. and Clifford Perry (incorporated by reference to our Current Report on Form 8-K, filed on June 4, 2019)
10.14	Employment Agreement of Raymond Medeiros, dated as of May 31, 2019, by and between Freedom Leaf Inc. and Raymond Medeiros (incorporated by reference to our Current Report on Form 8-K, filed on June 4, 2019)
10.15	Restricted Stock Agreement dated August 28, 2019, between Freedom Leaf Inc. and Carlos Frias (incorporated by reference to our Current Report on Form 8-K, filed on August 29, 2019)
10.16	Restricted Stock Agreement dated August 28, 2019, between Freedom Leaf Inc. and Alex Frias (incorporated by reference to our Current Report on Form 8-K, filed on August 29, 2019)
10.17	Restricted Stock Agreement dated August 28, 2019, between Freedom Leaf Inc. and Ngoc Quang (Daniel) Nguyen (incorporated by reference to our Current Report on Form 8-K, filed on August 29, 2019)
10.18	Employment Agreement dated August 5, 2019, between Freedom Leaf Inc. and Brian Moon (incorporated by reference to our Current Report on Form 8-K, filed on September 26, 2019)
10.19	Restricted Stock Agreement dated October 1, 2019, between Freedom Leaf Inc. and Brian Moon (incorporated by reference to our Current Report on Form 8-K, filed on September 26, 2019)
31.1*	Certification of Principal Executive Officer of Freedom Leaf Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Accounting Officer of Freedom Leaf Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer of Freedom Leaf Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
32.2*	Certification of Principal Accounting Officer of Freedom Leaf Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

101.INS **	XBRL Taxonomy Extension Instance Document (incorporated by reference to our Annual Report on Form 10-K/A, filed on November 18, 2019)
101.SCH **	XBRL Taxonomy Extension Schema Document (incorporated by reference to our Annual Report on Form 10-K/A, filed on November 18, 2019)
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to our Annual Report on Form 10-K/A, filed on November 18, 2019)
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to our Annual Report on Form 10-K/A, filed on November 18, 2019)
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to our Annual Report on Form 10-K/A, filed on November 18, 2019)
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to our Annual Report on Form 10-K/A, filed on November 18, 2019)

__________

*Filed herewith.

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

/s/ Carlos Frias	August 31, 2020
Carlos Frias, Principal Executive Officer	Date

/s/ Brian Moon	August 31, 2020
Brian Moon, Principal Accounting Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David Goldburg	August 31, 2020
David Goldburg, Director	Date

/s/ Carlos Frias	August 31, 2020
Carlos Frias, Director	Date

/s/ Tom Harrison	August 31, 2020
Tom Harrison, Director	Date

/s/ Daniel Nguyen	August 31, 2020
Daniel Nguyen, Director	Date

