Form 10-Q/A
period 2019-09-30
GL Brands, Inc.
filed 2020-09-11
CIK 1581545

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, originally filed with the Securities and Exchange Commission on January 31, 2020 (the “Quarterly Report”), is to (i) revise the disclosure in Part II, Item 1, Legal Proceedings of the Quarterly Report as required by a settlement agreement, and (ii) revise the disclosure in Part I, Item 4, Controls and Procedures of the Quarterly Report to provide additional disclosure regarding management’s evaluation of its disclosure controls and procedures pursuant to a comment from the Securities and Exchange Commission in a letter to the registrant dated March 11, 2020. No other changes have been made to the Quarterly Report.

Except as set forth above, this amendment speaks as of the original filing date of the Quarterly Report, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Quarterly Report. Pursuant to Rule 406T of Regulation S–T, interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

There are no changes in our internal controls over financial reporting.

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

In May 2019, the Company received a demand letter from a former employee for employment-related claims, but this employee has since signed an agreement waiving all claims. In October of 2019, the Company settled a potential dispute regarding its AccuVape brand with the original seller of that brand. The Company has honored the terms of the settlement agreement. On or about June 20, 2019, a former Company consultant, Richard Bolandz, filed a complaint against the Company in the District Court for Clark County, Nevada (Richard A. Bolandz, individually and d/b/a International Consultants Consortium LLC v. Freedom Leaf Inc., Case No. A-19-797130-C, Dept. No. XXVII), alleging that the Company breached its consulting agreement with Mr. Bolandz by attempting to terminate the agreement improperly and failing to pay Mr. Bolandz amounts due thereunder, and seeking an award of monetary damages in excess of $15,000 as well as recovery of attorney fees. On or about August 8, 2019, the Company answered the complaint and filed a counterclaim against Mr. Bolandz. The parties have now settled the matter. In early December 2019, the Company received a demand letter from a former employee for employment-related claims. This claim was disputed. In mid-December 2019, the Company received a demand letter from a former employee for employment-related claims. This claim was also disputed.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1, filed on July 22, 2013)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1, filed on July 22, 2013)
3.3	Articles of Merger (incorporated by reference to our Current Report on Form 8-K, filed on February 25, 2015)
3.4	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K, filed on June 9, 2016)
3.5	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on August 26, 2019)
3.6	Articles of Merger between the registrant and GL Brands Name Change Subsidiary, Inc. (incorporated by reference to our Current Report on Form 8-K filed on November 26, 2019)
10.1	Asset Purchase Agreement dated with Valencia Web Technology S.L. (incorporated by reference to our Current Report on Form 8-K, filed on May 31, 2017)
10.2	Purchase-Sale of Shares/Equity Purchase Agreement dated January 5, 2018, with Luis Miguel Santos Juan and Ylenia Coves Sansano (incorporated by reference to our Current Report on Form 8-K, filed on February 7, 2018)
10.3	Amendment No. 1 to Purchase Agreement, dated January 31, 2018, with Luis Miguel Santos Juan and Ylenia Coves Sansano (incorporated by reference to our Current Report on Form 8-K, filed on February 7, 2018)
10.4	Asset Purchase Agreement dated March 3, 2018, by and between Leafceuticals Inc, Earth Born, Inc. (California), Earth Born, Inc. (Delaware), Irie Living, and Genesis Media Works, LLC (incorporated by reference to our Current Report on Form 8-K, filed on March 8, 2018)
10.5	Securities Purchase Agreement dated July 26, 2018, with Mark Rosales, Marc Vitorillo and Quantum Capital Group, LLC (incorporated by reference to our Current Report on Form 8-K, filed on August 21, 2018)
10.6	Securities Purchase Agreement dated September 28, 2018, with Merida Capital Partners II, LP (incorporated by reference to our Current Report on Form 8-K, filed on October 3, 2018)
10.7	Membership Interest Purchase Agreement dated May 21, 2019, with Carlos Frias, Daniel Nguyen, Alex Frias and Chris Fagan (incorporated by reference to our Current Report on Form 8-K, filed on May 24, 2019)
10.8	Voting Agreement dated as of May 31, 2019, by and among Freedom Leaf Inc., Carlos Frias, Ngoc Quang (Daniel) Nguyen, Alex Frias, Chris Fagan, Merida Capital Partners II LP, Clifford Perry, Raymond Medieros and Richard Cowan (incorporated by reference to our Current Report on Form 8-K, filed on June 4, 2019)
10.9	Amendment No. 1, dated as of May 31, 2019, to that certain Securities Purchase Agreement, dated as of September 28, 2018, by and among Freedom Leaf Inc., Merida Capital Partners II LP, JM10-FFF, Clifford Perry, and Richard Cowan (incorporated by reference to our Current Report on Form 8-K, filed on June 4, 2019)
10.10	Employment Agreement of Carlos Frias, dated as of May 31, 2019, by and between Freedom Leaf Inc. and Carlos Frias (incorporated by reference to our Current Report on Form 8-K, filed on June 4, 2019)
10.11	Employment Agreement of Ngoc Quang (Daniel) Nguyen, dated as of May 31, 2019, by and between Freedom Leaf Inc. and Ngoc Quang (Daniel) Nguyen (incorporated by reference to our Current Report on Form 8-K, filed on June 4, 2019)
10.12	Employment Agreement of Alex Frias, dated as of May 31, 2019, by and between Freedom Leaf Inc. and Alex Frias (incorporated by reference to our Current Report on Form 8-K, filed on June 4, 2019)
10.13	Employment Agreement of Clifford Perry, dated as of May 31, 2019, by and between Freedom Leaf Inc. and Clifford Perry (incorporated by reference to our Current Report on Form 8-K, filed on June 4, 2019)

10.14	Employment Agreement of Raymond Medeiros, dated as of May 31, 2019, by and between Freedom Leaf Inc. and Raymond Medeiros (incorporated by reference to our Current Report on Form 8-K, filed on June 4, 2019)
10.15	Restricted Stock Agreement dated August 28, 2019, between Freedom Leaf Inc. and Carlos Frias (incorporated by reference to our Current Report on Form 8-K, filed on August 29, 2019)
10.16	Restricted Stock Agreement dated August 28, 2019, between Freedom Leaf Inc. and Alex Frias (incorporated by reference to our Current Report on Form 8-K, filed on August 29, 2019)
10.17	Restricted Stock Agreement dated August 28, 2019, between Freedom Leaf Inc. and Ngoc Quang (Daniel) Nguyen (incorporated by reference to our Current Report on Form 8-K, filed on August 29, 2019)
10.18	Employment Agreement dated August 5, 2019, between Freedom Leaf Inc. and Brian Moon (incorporated by reference to our Current Report on Form 8-K, filed on September 26, 2019)
10.19	Restricted Stock Agreement dated October 1, 2019, between Freedom Leaf Inc. and Brian Moon (incorporated by reference to our Current Report on Form 8-K, filed on September 26, 2019)
10.20	Securities Purchase Agreement dated November 18, 2019 (incorporated by reference to our Current Report on Form 8-K, filed on November 18, 2019)
10.21	Convertible Note dated November 18, 2019 (incorporated by reference to our Current Report on Form 8-K, filed on November 18, 2019)
10.22	Warrant dated November 18, 2019 (incorporated by reference to our Current Report on Form 8-K, filed on November 18, 2019)
10.23	Strategic Consulting Agreement dated November 18, 2019 (incorporated by reference to our Current Report on Form 8-K, filed on November 18, 2019)
10.24	Employment Agreement Amendment with Carlos Frias dated November 18, 2019 (incorporated by reference to our Current Report on Form 8-K, filed on November 18, 2019)
10.25	Employment Agreement Amendment with Daniel Nguyen dated November 18, 2019 (incorporated by reference to our Current Report on Form 8-K, filed on November 18, 2019)
10.26	Employment Agreement Amendment with Alex Frias dated November 18, 2019 (incorporated by reference to our Current Report on Form 8-K, filed on November 18, 2019)
31.1*	Certification of Principal Executive Officer of Freedom Leaf Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Accounting Officer of Freedom Leaf Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer of Freedom Leaf Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
32.2*	Certification of Principal Accounting Officer of Freedom Leaf Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

101.INS **	XBRL Taxonomy Extension Instance Document (incorporated by reference to our Quarterly Report on Form 10-Q filed on January 31, 2020)
101.SCH **	XBRL Taxonomy Extension Schema Document (incorporated by reference to our Quarterly Report on Form 10-Q filed on January 31, 2020)
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to our Quarterly Report on Form 10-Q filed on January 31, 2020)
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to our Quarterly Report on Form 10-Q filed on January 31, 2020)
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to our Quarterly Report on Form 10-Q filed on January 31, 2020)
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to our Quarterly Report on Form 10-Q filed on January 31, 2020)

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

GL Brands, Inc.

Dated: September 10, 2020	By: /s/ Carlos Frias
Carlos Frias
Chief Executive Officer

Dated: September 10, 2020	By: /s/ Brian D. Moon
Brian D. Moon
Chief Financial Officer

